Form 10QSB
period 2007-10-31
Goldspan Resources, Inc.
filed 2007-12-14
CIK 1413659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-146442

Goldspan Resources, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite #204 - 1155 Seymour Street, Vancouver, B.C. Canada V6B 1K2
(Address of principal executive offices)

(604) 779-4099
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,044,000 common shares as of December 12, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheets as of October 31, 2007 (unaudited)

F-2	Statements of Operations for the three months ended October 31, 2007 (unaudited)

F-3	Statements of Stockholders' Equity (Deficit) (unaudited)

F-4	Statements of Cash Flows for the three months ended October 31, 2007 (unaudited)

F-5	Notes to Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	October 31, 2007	July 31, 2007
	(Unaudited)
CURRENT ASSETS

Cash	$25,828	$30,947

Total Current Assets	25,828	30,947

TOTAL ASSETS	$25,828	$30,947

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$519

Total Current Liabilities	-	519

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value; 75,000,000 shares authorized; 8,044,000 shares issued and outstanding	8,044	8,044
Additional paid-in capital	25,969	25,969
Accumulated deficit	(8,185)	(3,585)

Total Stockholders' Equity (Deficit)	25,828	30,428

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$25,828	$30,947

The accompanying notes are a integral part of these financials statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended October 31, 2007	From Inception on March 2, 2007 Through March 31, 2007

REVENUES	$-	$-
COST OF REVENUES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES

General and administrative	4,600	8,185

Total Operating Expenses	4,600	8,185

INCOME (LOSS) FROM OPERATIONS	(4,600)	(8,185)

OTHER (INCOME) AND EXPENSE	-	-

NET LOSS	$(4,600)	$(8,185)

BASIC LOSS PER SHARE	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,044,000

The accompanying notes are a integral part of these financials statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock Amount Shares		Additional Paid-In Capital	Accumulated Deficit

Balance, March 2, 2007	-	$-	$-	$-

Shares issued for cash at $0.001 per share	5,500,000	5,500	-	-

Shares issued for cash at $0.0075 per share	2,495,000	2,495	16,218	-

Shares issued for cash at $0.20 per share	49,000	49	9,751	-

Net loss for the period ended July 31, 2007	-	-	-	(3,585)

Balance, July 31, 2007	8,044,000	8,044	25,969	(3,585)

Net loss for the three months ended October 31, 2007	-	-	-	(4,600)

Balance, October 31, 2007	8,044,000	8,044	25,969	(8,185)

The accompanying notes are a integral part of these financials statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended October 31, 2007	From Inception on March 2, 2007 Through October 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,600)	$(8,185)
Adjustments to reconcile net income to
net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(519)	-

Net Cash Used by
Operating Activities	(5,119)	(8,185)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	34,013

Net Cash Provided by
Financing Activities	-	34,013

NET DECREASE IN CASH	(5,119)	25,828

CASH AT BEGINNING OF PERIOD	30,947	-

CASH AT END OF PERIOD	$25,828	$25,828

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
Notes to Financial Statements
October 31, 2007 and July 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2007 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2007 audited financial statements. The results of operations for the periods ended October 31, 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Business Overview

We are an exploration stage company that intends to engage in the exploration of mineral properties. We have acquired a mineral claim that we refer to as the Pepper Hope mineral claim. Exploration of this mineral claim is required before a final determination as to its viability can be made.

The property is located about 40 km (≈25 miles) south of the city of Nelson in the Sheep Creek mining camp in southeastern British Columbia, Canada. It can be accessed from route 3, south of the community of Salmo via about 5 km (≈3 miles) of dirt roads. Data in published reports and geologic maps of the area reveal that there may be potential for hidden gold deposits on the Pepper Hope property.

Our plan of operations is to carry out exploration work on this claim in order to ascertain whether it possesses commercially exploitable quantities of gold, silver, copper, lead, and zinc. We will not be able to determine whether or not the Pepper Hope mineral claim contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

Phase I of our exploration program will begin in the winter of 2007/2008 and will cost approximately $2,400. This phase will consist of a thorough review of the geologic literature and compilation of maps and cross sections pertinent to the Pepper Hope property. Phase II of our program will consist of on-site surface reconnaissance, mapping, and sampling, followed by geochemical analyses of the various samples gathered. Phase II of our exploration program will cost approximately $6,850 and will commence in the summer of 2008. The existence of commercially exploitable mineral deposits in the Pepper Hope mineral claim is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program.

Description and Location of the Pepper Hope mineral claim

The Pepper Hope claim is located in southeastern British Columbia, Canada, at Sheep Camp in the Nelson Mining Division, about 40 kilometers (≈25 miles) south-southeast of the town of Nelson. It comprises 147.899 hectares (365.5 acres), centered at Latitude 49° 9' 9" N and Longitude 117° 10' 58" W. It lies within the area covered by NTS map sheet 082F 03E. The claim comprises all or parts of 7 Mineral Title cells, totaling 147.899 hectares (365.5 acres) in area.

The Province of British Columbia owns the land covered by the Pepper Hope mineral claim. Currently, we are not aware of any native land claims that might affect the title to the mineral claim or to British Columbia’s title of the property. Although we are unaware of any situation that would threaten this claim, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential commercial production. If we should encounter a situation where a native person or group claims and interest in this claim, we may choose to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish any interest that we hold in this claim.

Plan of Operations

Our business plan is to proceed with the exploration of the Pepper Hope mineral claim to determine whether there are commercially exploitable reserves of gold or other metals. We intend to proceed with the initial exploration program as recommended by our consulting geologist. The recommended geological program will cost a total of approximately $9,250. We had $30,428 in working capital as of July 31, 2007. Our plan of operations for our first full fiscal year is to complete the recommended exploration program on the Pepper Hope mineral claim.

Phase I would consist of a review of the geologic literature pertinent to the Pepper Hope property, as well as compilation of maps and cross sections. This phase of the program will cost approximately $2,400. We anticipate commencing this phase of exploration in late 2007.

Phase II would entail on-site surface reconnaissance of the property, with mapping and sampling, followed by geochemical analyses of the samples taken. The Phase II program would take approximately two months to complete and would cost approximately $6,850. We anticipate commencing this phase in the summer of 2007.

We have not retained a geologist to conduct any of the anticipated exploration work.

Once we receive the analyses of our initial exploration program, our board of directors, in consultation with our consulting geologist will assess whether to proceed with additional mineral exploration programs. In making this determination to proceed with a further exploration, we will make an assessment as to whether the results of the initial program are sufficiently positive to enable us to proceed. This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

In the event our board of directors, in consultation with our consulting geologist, chooses to conduct further mineral exploration programs beyond the initial program, we will require additional financing. While we have sufficient funds on hand to cover the currently planned exploration costs, we will require additional funding in order to undertake further exploration programs on the Pepper Hope mineral claim and to cover all of our anticipated administrative expenses.

In the event that additional exploration programs on the Pepper Hope claim are undertaken, we anticipate that additional funding will be required in the form of equity financing from the sale of our common stock and from loans from our director. We cannot provide investors with any assurance, however, that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses. We do not have any arrangements in place for any future equity financing. We believe that outside debt financing will not be an alternative for funding exploration programs on the Pepper Hope property. The risky nature of this enterprise and lack of tangible assets other than our mineral claim places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

In the event the results of our initial exploration program proves not to be sufficiently positive to proceed with further exploration on the Pepper Hope mineral claim, we intend to seek out and acquire interests in North American mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities. Presently, we have not given any consideration to the acquisition of other exploration properties because we have not yet commenced our initial exploration program and have not received any results.

During this exploration stage Mr. Wiegel, our President, will only be devoting approximately five to ten hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by outside consultants. If, however, the demands of our business require more business time of Mr. Wiegel, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to devote more time to our business. However, he may not be able to devote sufficient time to the management of our business, as and when needed.

Mineral Exploration Program

In order to evaluate the exploration potential of the Pepper Hope claim, our consulting geologist has recommended a thorough review of the literature of the region to provide background information on the local and regional geology. In addition, our geologist has recommended that the geology of the property be mapped, with particular attention given to structural data. Geologic reconnaissance of the surrounding area, with emphasis on the structure and outcrop locations of the Quartzite Range Formation, is also recommended. This data will be necessary in order to compile cross sections that show the depth at which projections of this unit can be expected beneath the Active Formation in the vicinity of the Pepper Hope claim.

An extensive sampling program of the property is not recommended at this time. The reason is that because of the proximity of the claim to the Sheep Creek camp, it is likely that the area has previously been visited and any surface exposures of mineralization would most certainly been discovered by now. Were this the case, evidence of prospecting and development would be noted on existing maps, but no such evidence is apparent on maps reviewed by our geologist. During reconnaissance and mapping, sampling should be limited to only those outcrops that appear to be mineralized.

Rather than focusing on surface mineralization, geologic data should be sought that will either support or undermine the model of hidden deposits at Pepper Hope.

Exploration Budget

Phase I	Exploration Expenditure

Review of geologic literature, compilation of maps & cross sections	$2,400

Phase II

On site surface reconnaissance, mapping and sampling; followed by geochemical analyses	$6,850

Total, Phases I and II	$9,250

While we have not commenced the field work phase of our initial exploration program, we intend to proceed with the initial exploratory work as recommended. We expect that Phase I will begin in the winter of 2007/2008, with Phase II to begin in the Summer of 2008. Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program. We will make the decision to proceed with any further programs based upon our consulting geologist’s review of the results and recommendations. In order to complete significant additional exploration beyond the currently planned Phase I and Phase II, we will need to raise additional capital.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

We have no employees other than our president and CEO, Mr. Wiegel. We conduct our business largely through agreements with consultants and other independent third party vendors.

Results of Operations for the three months ended October 31, 2007

We did not earn any revenues from inception on March 2, 2007 through the period ending October 31, 2007. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the development of our mineral property or, if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $8,185 from our inception on March 2, 2007 through the period ending October 31, 2007. We incurred operating expenses and net losses and in the amount of $4,600 during the three months ended October 31, 2007. Our operating expenses from inception through October 31, 2007 consisted of general and administrative expenses. Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations and begin the recommended exploration work on our mineral claim.

Liquidity and Capital Resources

As of October 31, 2007, we had cash of $25,828 and working capital of $25,828. Our cash on hand will allow us to cover our anticipated expenses for the fiscal year beginning August 1, 2007, but may not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations for any significant period of time beyond the fiscal year beginning August 1, 2007. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of October 31, 2007, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $25,828 as of October 31, 2007 and have accumulated deficit of $8,185 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There are no critical accounting policies for the company as this time.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Jeff Wiegel. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously included as an exhibit to the Registration Statement on Form SB-2 filed on October 2, 2007

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Goldspan Resources, Inc.
Date:	December 13, 2007

By: /s/ Jeff Wiegel
Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director