Form 10QSB
period 2008-01-31
Goldspan Resources, Inc.
filed 2008-03-18
CIK 1413659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-146442

Goldspan Resources, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	n/a
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite #204 – 1155 Seymour Street, Vancouver, B.C. Canada V6B 1K2
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,044,000 common shares as of March 14, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheets as of January 31, 2008 (unaudited);

F-2	Statements of Operations for the three and six months ended January 31, 2008 (unaudited);

F-3	Statements of Stockholders’ Equity (Deficit) as of January 31, 2008 (unaudited);

F-4	Statements of Cash Flows for the three and six months ended January 31, 2008 (unaudited);

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	January 31, 2008	July 31, 2007
	(Unaudited)

CURRENT ASSETS

Cash	$23,743	$30,947

Total Current Assets	23,743	30,947

TOTAL ASSETS	$23,743	$30,947

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,000	$519

Total Current Liabilities	1,000	519

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value;75,000,000 shares authorized; 8,044,000 shares issued and outstanding	8,044	8,044
Additional paid-in capital	25,969	25,969
Accumulated deficit	(11,270)	(3,585)

Total Stockholders' Equity (Deficit)	22,743	30,428

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$23,743	$30,947

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended January 31, 2008	For the Six Months Ended January 31, 2008	From Inception on March 2, 2007 Through January 31, 2008

REVENUES	$-	$-	$-
COST OF REVENUES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	3,085	7,685	11,270

Total Operating Expenses	3,085	7,685	11,270

LOSS FROM OPERATIONS	(3,085)	(7,685)	(11,270)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(3,085)	$(7,685)	$(11,270)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,044,000	8,044,000
The accompanying notes are a integral part of these financials statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock Shares Amount		Additional Paid-In Capital	Accumulated Deficit	Total

Balance, March 2, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	5,500,000	5,500	-	-	5,500

Shares issued for cash at $0.0075 per share	2,495,000	2,495	16,218	-	18,713

Shares issued for cash at $0.20 per share	49,000	49	9,751	-	9,800

Net loss for the period ended July 31, 2007	-	-	-	(3,585)	(3,585)

Balance, July 31, 2007	8,044,000	8,044	25,969	(3,585)	30,428

Net loss for the six months ended January 31, 2008 (unaudited)	-	-	-	(7,685)	(7,685)

Balance, January 31, 2008 (unaudited)	8,044,000	$8,044	$25,969	$(11,270)	$22,743

The accompanying notes are a integral part of these financials statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended January 31, 2008	From Inception on March 2, 2007 Through January 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,685)	$(11,270)
Adjustments to reconcile net income to
net cash provided by operating activities:
Changes in operating assets
and liabilities:
Increase (decrease) in
accounts payable	481	1,000

Net Cash Used by
Operating Activities	(7,204)	(10,270)

CASH FLOWS FROM
INVESTING ACTIVITIES	-	-

CASH FLOWS FROM
FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	34,013

Net Cash Provided by
Financing Activities	-	34,013

NET DECREASE IN CASH	(7,204)	23,743

CASH AT BEGINNING OF PERIOD	30,947	-

CASH AT END OF PERIOD	$23,743	$23,743

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
Notes to Financial Statements
January 31, 2008 and July 31, 2007

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2008 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2007 audited financial statements.  The results of operations for the periods ended January 31, 2008 are not necessarily indicative of the operating results for the full years.

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

Phase I of our exploration program, which is currently underway, began in the winter of 2007/2008 and will cost approximately $2,400.  This phase consists of a thorough review of the geologic literature and compilation of maps and cross sections pertinent to the Pepper Hope property.   Phase II of our program will consist of on-site surface reconnaissance, mapping, and sampling, followed by geochemical analyses of the various samples gathered.  Phase II of our exploration program will cost approximately $6,850 and will commence in the summer of 2008.  The existence of commercially exploitable mineral deposits in the Pepper Hope mineral claim is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program.

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

Plan of Operations

Our business plan is to proceed with the exploration of the Pepper Hope mineral claim to determine whether there are commercially exploitable reserves of gold or other metals.  We intend to proceed with the initial exploration program as recommended by our consulting geologist. The recommended geological program will cost a total of approximately $9,250. We had $22,743 in working capital as of January 31, 2008. Our plan of operations for our first full fiscal year is to complete the recommended exploration program on the Pepper Hope mineral claim.

Phase I consists of a review of the geologic literature pertinent to the Pepper Hope property, as well as compilation of maps and cross sections.  This phase of the program will cost a total of approximately $2,400.  We commenced this phase of exploration in late 2007 and it is currently underway.

Phase II would entail on-site surface reconnaissance of the property, with mapping and sampling, followed by geochemical analyses of the samples taken.  The Phase II program would take approximately two months to complete and would cost approximately $6,850.  We anticipate commencing this phase in the summer of 2008.

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

While we have not commenced the field work phase of our initial exploration program, we intend to proceed with the initial exploratory work as recommended.  We expect that Phase II will begin in the Summer of 2008.  Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program.  We will make the decision to proceed with any further programs based upon our consulting geologist’s review of the results and recommendations.  In order to complete significant additional exploration beyond the currently planned Phase I and Phase II, we will need to raise additional capital.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

We have no employees other than our president and CEO, Mr. Wiegel. We conduct our business largely through agreements with consultants and other independent third party vendors.

Results of Operations for the three and six months ended January 31, 2008

We did not earn any revenues from inception on March 2, 2007 through the period ending January 31, 2008. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the development of our mineral property or, if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $11,270 from our inception on March 2, 2007 through the period ending January 31, 2008.  We incurred operating expenses and net losses and in the amount of $3,085 during the three months ended January 31, 2008 and in the amount of $7,685 during the six months ended January 31, 2008. Our operating expenses from inception through January 31, 2008 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations and begin the recommended exploration work on our mineral claim.

Liquidity and Capital Resources

As of January 31, 2008, we had cash of $23,743 and working capital of $22,743. Our cash on hand will allow us to cover our anticipated expenses for the entire fiscal year beginning August 1, 2007, but may not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations for any significant period of time beyond the fiscal year beginning August 1, 2007. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of January 31, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $22,743 as of January 31, 2008 and have accumulated deficit of $11,270 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Jeff Wiegel. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2008.

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

PART II – OTHER INFORMATION

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2008.

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

Goldspan Resources, Inc.
Date:	March 17, 2008

By: /s/Jeff Weigel Jeff Wiegel Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director