Form 10-Q
period 2008-04-30
Goldspan Resources, Inc.
filed 2008-06-10
CIK 1413659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-146442

Goldspan Resources, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1155 Seymour Street Suite 204, Vancouver, BC V6B 1K2
(Address of principal executive offices)

604-779-4099
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,044,000 common shares as of June 3, 2008.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2008 (unaudited);

F-2	Statements of Operations for the three and nine months ended April 30, 2008 (unaudited);

F-3	Statement of Stockholder’s Equity from inception on March 2, 2007through April 30, 2008 (unaudited);

F-4	Statements of Cash Flows for the three and nine months ended April 30, 2008 (unaudited);

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	April 30, 2008	July 31, 2007
	(Unaudited)

CURRENT ASSETS

Cash	$25,790	$30,947

Total Current Assets	25,790	30,947

TOTAL ASSETS	$25,790	$30,947

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,287	$519

Total Current Liabilities	1,287	519

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value; 75,000,000 shares authorized; 8,044,000shares issued and outstanding	8,044	8,044
Additional paid-in capital	25,969	25,969
Accumulated deficit	(9,510)	(3,585)

Total Stockholders' Equity (Deficit)	24,503	30,428

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$25,790	$30,947

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended April 30, 2008	From Inception on March 2, 2007 Through April 30, 2007	For the Nine Months Ended April 30, 2008	From Inception on March 2, 2007 Through April 30, 2008

REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS MARGIN	-	-	-	-

OPERATING EXPENSES

General and administrative	1,306	-	5,925	9,510

Total Operating Expenses	1,306	-	5,925	9,510

LOSS FROM OPERATIONS	(1,306)	-	(5,925)	(9,510)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(1,306)	$-	$(5,925)	$(9,510)

BASIC LOSS PER SHARE	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,044,000	5,500,000	8,044,000

The accompanying notes are a integral part of these financials statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 2, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	5,500,000	5,500	-	-	5,500

Shares issued for cash at $0.0075 per share	2,495,000	2,495	16,218	-	18,713

Shares issued for cash at $0.20 per share	49,000	49	9,751	-	9,800

Net loss for the period ended July 31, 2007	-	-	-	(3,585)	(3,585)

Balance, July 31, 2007	8,044,000	8,044	25,969	(3,585)	30,428

Net loss for the nine months ended April 30, 2008 (unaudited)	-	-	-	(5,925)	(5,925)

Balance, April 30, 2008 (unaudited)	8,044,000	$8,044	$25,969	$(9,510)	$24,503

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended April 30, 2008	From Inception on March 2, 2007 Through April 30, 2007	From Inception on March 2, 2007 Through April 30, 2008

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(5,925)	$-	$(9,510)
Adjustments to reconcile net income to
net cash provided by operating activities:
Changes in operating assets
and liabilities:
Increase (decrease) in
accounts payable	768	-	1,287

Net Cash Used by
Operating Activities	(5,157)	-	(8,223)

CASH FLOWS FROM
INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM
FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	5,000	34,013

Net Cash Provided by
Financing Activities	-	5,000	34,013

NET DECREASE IN CASH	(5,157)	5,000	25,790

CASH AT BEGINNING OF PERIOD	30,947	-	-

CASH AT END OF PERIOD	$25,790	$5,000	$25,790

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
Notes to Financial Statements
April 30, 2008 and July 31, 2007

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2008 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2007 audited financial statements.  The results of operations for the periods ended April 30, 2008 are not necessarily indicative of the operating results for the full years.

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

Item 2.     Management’s Discussion and Analysis or Plan of Operation

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

Business Overview and Plan of Operations

We hold a 100% interest in a mineral claim located in British Columbia, Canada that we refer to as the Pepper Hope mineral claim. Our business plan has been to proceed with the exploration of the Pepper Hope mineral claim to determine whether there are commercially exploitable reserves of copper, lead, zinc, gold or other metals.  Following the initiation of this plan of operations, however, we have experienced continuing difficulty locating a qualified geologist who is available to perform the field work portion of our recommended exploration program within the budgeted cost.  Due to boom conditions in the precious metals industry, it has been difficult to locate a geologist who has time available to perform the planned fieldwork.  In addition, our initial budget may have underestimated the funds necessary to complete our exploration program.

In order to complete our planned initial exploration program, we believe we will need to obtain additional funding in the form of equity financing from the sale of our common stock or loans. Unfortunately, we have not been able to identify sources of equity financing and do not have any arrangements in place for any future financing. In addition, the ability of our president, Mr. Wiegel, to loan funds to us to cover the expenses of our proposed exploration program is limited.  In addition, we believe that outside debt financing will not be an alternative for funding of our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

Because of the difficulties in completing the initial phase of our exploration program and the unanticipated need for additional funding, we have been presented with the difficult task of re-evaluating our business plan and plan of operations to determine whether it continues to be commercially viable.  As a result of our lack of progress so far, the uncertainty regarding the source of our required additional funding and the relatively risky overall nature of our enterprise, management has been evaluating alternative business opportunities which have been presented to us.  Although we have not entered into any binding agreement regarding any specific new business opportunity at this time, we have been in negotiations and doing due diligence which we hope will lead to a binding agreement in the near future.  In the event we are able to reach such an agreement, we will most likely abandon our plan to develop the Pepper Hope mineral claim and follow a plan involving the new business opportunity.

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three and nine months ended April 30, 2008

We did not earn any revenues from inception on March 2, 2007 through the period ending April 30, 2008. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the development of our mineral property or, if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $9,510 from our inception on March 2, 2007 through the period ending April 30, 2008.  We incurred operating expenses and net losses and in the amount of $1,306 during the three months ended April 30, 2008 and in the amount of $5,925 during the nine months ended April 30, 2008. Our operating expenses from inception through April 30, 2008 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development.

Liquidity and Capital Resources

As of April 30, 2008, we had cash of $25,790 and working capital of $24,503. Our cash on hand will allow us to cover our administrative expenses for the remainder of the  fiscal year beginning August 1, 2007, but, as discussed above, it may be insufficient to fund our planned exploration activities in full. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations for any significant period of time beyond the fiscal year beginning August 1, 2007. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of April 30, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $24,503 as of April 30, 2008 and have accumulated deficit of $9,510 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Jeff Wiegel.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2008.

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

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2008.

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

Goldspan Resources, Inc.

Date:	June 10, 2008

By: /s/Jeff Wiegel Jeff Wiegel Title: Chief Executive Officer and Director