Form 10-K
period 2008-07-31
Goldspan Resources, Inc.
filed 2008-10-31
CIK 1413659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-146442

Goldspan Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10300 W. Charleston Blvd. 13-56 Las Vegas, Nevada	89135
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 702-480-5082

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ X]   No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ n/a

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  6,294,000 as of October 20, 2008.

 PART I
Item 1.   Business

We were incorporated on March 2, 2007, under the laws of the state of Nevada.

We were originally in the business of mineral exploration and, until recently, we owned a mineral claim located within the Nelson Mining Division of British Columbia known as the Pepper Hope mineral claim. Our original plan of operations was to conduct mineral exploration activities on the Pepper Hope mineral claim in order to assess whether this claim possess commercially exploitable mineral deposits. Our exploration program was designed to explore for commercially viable deposits of copper, lead, zinc, silver, gold, and other metallic minerals.

Since the inception of this plan of operations, however, we experienced continual delays in locating and retaining proper geologists to perform the planned field work at reasonable cost and we suffered mounting financial losses.  As a result, we were not able to continue with our planned exploration work and were unable to obtain any additional financing.  Because of the difficulties in completing the initial phases of our exploration program and the resulting need for additional funding, we determined that our plan of operations is no longer commercially viable.

Subsequent to the reporting period, on August 26, 2008, we transferred our Pepper Hope mineral claim to Mr. Jeff Wiegel, our former officer and director (the “Split-Off”).  In exchange for receiving ownership of the Pepper Hope claim, Mr. Wiegel delivered all of his 2,500,000 shares of common stock back to us for cancellation.  As part of the Split-off, Mr. Wiegel agreed to assume any and all liabilities which may be related to the Pepper Hope mineral claim.  Also on August 26, 2008, the board of directors accepted the resignation of Jeff Wiegel as our sole officer and director and appointed Mr. Alan Shinderman to act as a member of our board of directors and as President, Secretary-Treasurer, Chief Executive Officer, and Chief Financial Officer.

Following the Split-off, our new management has been evaluating alternative business opportunities with which we can go forward as an operating business. We have not identified any business opportunities thus far, but we are actively looking.  There can be no assurance, however, that we will be able to continue as a going concern.

Employees

We have no employees. We conduct our business through agreements with consultants and other independent third party vendors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We have neither formed, nor purchased any subsidiaries since our incorporation.

Patents and Trademarks

We do not hold any patents or trademarks.

Government Regulation and Supervision

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally.  Management is unaware of any existing or probable governmental regulations which would materially affect our business.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We do not currently own or lease any real property.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended July 31, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “GSPN.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending June 31, 2008
Quarter Ended	High $	Low $
June 30, 2008	n/a	n/a
March 31, 2008	n/a	n/a
December 31, 2007	n/a	n/a
September 30, 2007	n/a	n/a

There have been no recorded trades in our common stock.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of October 20, 2008, we had 6,294,000 shares of our common stock issued and outstanding, held by 33 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business, or;

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation or incentive plans.

Recent Sales of Unregistered Securities

None.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the years ended July 31, 2008 and 2007

We have not any  revenues since the inception of our business and we earned no revenues during the fiscal year ended July 31, 2008.  We incurred operating expenses and net losses in the amount of $8,730 for the year ended July 31, 2008.  We incurred operating expenses and net losses in the amount of $3,585 from our inception on March 2, 2007 through the fiscal year ended July 31, 2007.  We have incurred total net losses of $12,315 from inception through July 31, 2008.

Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of July 31, 2008, we had current assets in the amount of $23,748, consisting entirely of cash. Our current liabilities as of July 31, 2008, were $2,050. Thus, we had working capital of $21,699 as of July 31, 2008.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue future or expanded operations. We have incurred cumulative net losses of $12,315 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Personnel

Ms. Alan Shinderman, our President, CEO, CFO and sole Director, is currently devoting approximately 1 to 2 hours per week to meet our needs.    We currently have no other employees.  We currently do not have specific plans to increase our number of employees.

Off Balance Sheet Arrangements

As of July 31, 2008, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial    Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending July 31, 2007.

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the

Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of July 31, 2008 and their present positions.

Name	Office(s)
Alan Shinderman	President, CEO, CFO, Treasurer, Secretary, Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Alan Shinderman is our President, CEO, CFO, Secretary, Treasurer and sole director. Mr. Shinderman has worked as a financial planner and asset manager for approximately twenty years. He formed his full service financial planning firm, Shinderman & Associates, in approximately 1986. The firm relocated to Aspen, Colorado, and changed its name to Aspen Asset Management in 1990. Mr. Shinderman opened a second office in Las Vegas, Nevada, in 1993 and has lived in Las Vegas full time since approximately 2003.

Directors

Our bylaws authorize no less than one (1) director.  We currently have two Directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended June 30, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended July 31, 2008:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Jeff Wiegel	0	0	0
Alan Shinderman	n/a	n/a	n/a

Code of Ethics

As of July 31, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended July 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeff Wiegel, former CEO, CFO, President, Secretary-Treasurer, & Director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Alan Shinderman, CEO, CFO, President, Secretary-Treasurer, & Director	2008 2007	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.  Our executive officers currently do not receive any cash or other compensation.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Jeff Wiegel, former officer	0	0	0	0	0	0	0	0	0
Alan Shinderman	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeff Wiegel, former director	0	0	0	0	0	0	0
Alan Shinderman	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Narrative Disclosure to Compensation of Directors Table

We do not pay any compensation to our directors at this time.

Stock Option Plans

We have not adopted any stock option or incentive plans.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of October 15, 2008, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 6,294,000 Shares of Common Stock issued and outstanding as of October 20, 2008.

Title of Class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
Common Stock	Alan Shinderman 10300 W. Charleston Blvd. 13-56 Las Vegas, Nevada 89135	750,000	11.92%
Common Stock	All Officers and Directors as a Group (one person)	750,000	11.92%

Common Stock	5% Shareholders
Common Stock	Michael Knight 227 - 280 Nelson Street Vancouver, BC V6B 2E2	500,000	7.94%
Common Stock	Brenda Sanders 2026 Gillis Crescent Merritt, BC V1K 1H9	500,000	7.94%
Common Stock	Jaime Wiegel 2021 - 622 Front Street Vancouver, BC V1L 4B7	500,000	7.94%
Common Stock	Barry McNabb 6022 Chancellor Mews Vancouver, BC V6T 2J5	500,000	7.94%
Common Stock	Bill Vallee 685 7th Avenue Vancouver, BC V5Z 1B6	500,000	7.94%
Common Stock	Keith Stacy 202 - 1510 1st Avenue Vancouver, BC V6J 4S3	500,000	7.94%

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as provided below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

1.
On August 26, 2008, we transferred our Pepper Hope mineral claim to Mr. Jeff Wiegel, our former officer and director (the “Split-Off”).  In exchange for receiving ownership of the Pepper Hope claim, Mr. Wiegel delivered all of his 2,500,000 shares of common stock back to us for cancellation.  As part of the Split-off, Mr. Wiegel agreed to assume any and all liabilities which may be related to the Pepper Hope mineral claim.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	6,000	$0	$0	$0
2007	2,500	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of July 31, 2008 and 2007

F-3	Statements of Operations for the years ended July 31, 2008 and 2007 and period from inception to July 31, 2008

F-4	Statement of Stockholders’ Equity for period from inception to July 31, 2008

F-5	Statements of Cash Flows for the years ended July 31, 2008 and 2007 and period from inception to July 31, 2008

F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
23.1	Consent of Moore & Associates, Chtd., Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to Registration Statement on Form SB-2 filed October 2, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Goldspan Resources, Inc.

By:	/s/Alan Shinderman
Alan Shinderman President, Chief Executive Officer, Chief Financial Officer and sole Director

October 30, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Alan Shinderman
Alan Shinderman President, Chief Executive Officer, Chief Financial Officer and sole Director

October 30, 2008

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Goldspan Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Goldspan Resources, Inc. (An Exploration Stage Company) as of July 31, 2008 and July 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended July 31, 2008, from inception on March 2, 2007 through July 31, 2007 and since inception on March 2, 2007 through July 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldspan Resources, Inc. (An Exploration Stage Company) as of July 31, 2008 and July 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended July 31, 2008, from inception on March 2, 2007 through July 31, 2007 and since inception on March 2, 2007 through July 31, 2008., in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $12,315, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
October 28, 2008

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	July 31, 2008	July 31, 2007
CURRENT ASSETS

Cash	$23,748	$30,947

Total Current Assets	23,748	30,947

TOTAL ASSETS	$23,748	$30,947

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$2,050	$519

Total Current Liabilities	2,050	519

STOCKHOLDERS' EQUITY

Common stock: $0.001 par value; 75,000,000 shares authorized; 8,044,000 shares issued and outstanding	8,044	8,044
Additional paid-in capital	25,969	25,969
Deficit accumulated during the exploration stage	(12,315)	(3,585)

Total Stockholders' Equity	21,698	30,428

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,748	$30,947

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations

	For the Year Ended July 31, 2008	From Inception on March 2, 2007 Through July 31, 2007	From Inception on March 2, 2007 Through July 31, 2008

REVENUES	$-	$-	$-
COST OF REVENUES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	8,730	3,585	12,315

Total Operating Expenses	8,730	3,585	12,315

LOSS FROM OPERATIONS	(8,730)	(3,585)	(12,315)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(8,730)	$(3,585)	$(12,315)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,044,000	6,097,182

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 2, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share to the founders	5,500,000	5,500	-	-	5,500

Shares issued for cash at $0.0075 per share on June 24, 2000	2,495,000	2,495	16,218	-	18,713

Shares issued for cash at $0.20 per share on June 29, 2007	49,000	49	9,751	-	9,800

Net loss for the period ended July 31, 2007	-	-	-	(3,585)	(3,585)

Balance, July 31, 2007	8,044,000	8,044	25,969	(3,585)	30,428

Net loss for the year ended July 31, 2008	-	-	-	(8,730)	(8,730)

Balance, July 31, 2008	8,044,000	$8,044	$25,969	$(12,315)	$21,698

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows

	For the Year Ended July 31, 2008	From Inception on March 2, 2007 Through July 31, 2007	From Inception on March 2, 2007 Through July 31, 2008

OPERATING ACTIVITIES

Net loss	$(8,730)	$(3,585)	$(12,315)
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:

Increase (decrease) in accounts payable	1,531	519	2,050

Net Cash Used in Operating Activities	(7,199)	(3,066)	(10,265)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	34,013	34,013

Net Cash Provided by Financing Activities	-	34,013	34,013

NET DECREASE IN CASH	(7,199)	30,947	23,748

CASH AT BEGINNING OF PERIOD	30,947	-	-

CASH AT END OF PERIOD	$23,748	$30,947	$23,748

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008 and 2007

1.           Summary of Significant Accounting Policies
Nature of Business
GoldSpan Resources, Inc. (the Company) was incorporated in the State of Nevada on March 2, 2007. The Company is engaged in the principal business activity of acquiring and developing mineral properties. The Company has not realized significant revenues to date and therefore is classified as a development stage company.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2008.

	(Loss) (Numerator)	Shares (Denominator)	Basic (Loss) Per Share Amount
Year Ended July 31, 2008	$(6,695)	8,044,000	$(0.00)
Year Ended July 31, 2007	$(3,585)	6,097,182	$(0.00)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Comprehensive Income
The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the periods ended July 31, 2008.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of July 31, 2008.

GOLDSPAN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008 and 2007

1.           Summary of Significant Accounting Policies (Continued)
Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes
The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109
Requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	July 31, 2008	July 31, 2007
Income tax expense at statutory rate	$3,405	$1,398
Common stock issued for services	-0-	-0-
Valuation allowance	(3,405)	(1,398)
Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:

	July 31, 2008	July 31, 2007
NOL Carryover	$4,803	$1,398
Valuation allowance	(4,803)	(1,398)
Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $12,315 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

GOLDSPAN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008 and 2007

1.           Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a July 31 fiscal year end.

Inventory
The Company accounts for inventory of raw materials and finished goods on a cost basis.  The inventory is maintained on a first in- first out (FIFO) basis.

Stock-based compensation.
As of July 31, 2008, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Recent Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or

GOLDSPAN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008 and 2007

1.           Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)

document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

GOLDSPAN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008 and 2007

1.           Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities

GOLDSPAN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008 and 2007

1.           Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

2.           COMMON STOCK
On March 6, 2007, the Company received $5,500 from its founders for 5,500,000 shares of its common stock.

On June 24, 2007, the Company completed an unregistered private offering under the Securities Act of 1933, as amended, relying upon the exemption from registration afforded by Rule 504 of Regulation D promulgated there under.  The Company sold 2,495,000 shares of its $0.001 par value common stock at a price of $0.0075 per share for $18,713 in cash.

On June 29, 2007, the Company completed an unregistered private offering under the Securities Act of 1933, as amended, relying upon the exemption from registration afforded by Rule 504 of Regulation D promulgated there under.  The Company sold 49,000 shares of its $0.001 par value common stock at a price of $0.20 per share for $9,800 in cash.

3.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $12,315 as of July 31, 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

4.           SUBSEQUENT EVENT

Pursuant to a Purchase Agreement, the Company transferred its Pepper Hope mineral claim located in British Columbia to Mr. Jeff Wiegel, its former officer and director (the “Split-Off”). In exchange for receiving ownership of the Pepper Hope claim, Mr. Wiegel has delivered all of his 2,500,000 shares of common stock back to us for cancellation. As part of the Split-off, Mr. Wiegel agreed to assume any and all liabilities which may be related to the Pepper Hope mineral claim.

Following his appointment as sole officer and director on August 26, 2008, Mr. Alan Shinderman purchased 750,000 shares of the Company's $0.001 par value common stock at a purchase price of $0.001 per share for $7,500 in cash.