Form 10-Q
period 2008-10-31
Goldspan Resources, Inc.
filed 2008-12-16
CIK 1413659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-146442

Goldspan Resources, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10300 W. Charleston Blvd. 13-56, Las Vegas, Nevada 89135
(Address of principal executive offices)

702-480-5082
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,294,000 common shares as of December 12, 2008.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of October 31, 2008, 2008 (unaudited) and July 31, 2008;

F-2	Statements of Operations for the three months ended October 30, 2008 and October 30, 2007 and from Inception on March 2, 2007 through October 31, 2008 (unaudited);

F-3	Statement of Stockholder’s Equity from inception on March 2, 2007 through October 31, 2008 (unaudited);

F-4	Statements of Cash Flows for the three months ended October 31, 2008 and October 31, 2007 and from Inception on March 2, 2007 through October 31, 2008 (unaudited);

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended October 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	October 31, 2008	July 31, 2008
	(unaudited)

CURRENT ASSETS

Cash	$31,090	$23,748

Total Current Assets	31,090	23,748

TOTAL ASSETS	$31,090	$23,748

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$4,193	$2,050

Total Current Liabilities	4,193	2,050

STOCKHOLDERS' EQUITY

Common stock: $0.001 par value; 75,000,000 shares authorized; 6,294,000 and 8,044,000 shares issued and outstanding	6,294	8,044
Additional paid-in capital	35,219	25,969
Deficit accumulated during the exploration stage	(14,616)	(12,315)

Total Stockholders' Equity	26,897	21,698

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,090	$23,748

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended October 31, 2008	For the Three Months Ended October 31, 2007	From Inception on March 2, 2007 Through October 31, 2008

REVENUES	$-	$-	$-
COST OF REVENUES	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES

General and administrative	2,301	4,600	14,616

Total Operating Expenses	2,301	4,600	14,616

LOSS FROM OPERATIONS	(2,301)	(4,600)	(14,616)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(2,301)	$(4,600)	$(14,616)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,169,000	8,044,000

The accompanying notes are a integral part of these financials statements.

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration
	Shares	Amount	Capital	Stage	Total

Balance, March 2, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share to the founders	5,500,000	5,500	-	-	5,500

Shares issued for cash at $0.0075 per share on June 24, 2000	2,495,000	2,495	16,218	-	18,713

Shares issued for cash at $0.20 per share on June 29, 2007	49,000	49	9,751	-	9,800

Net loss for the period ended July 31, 2007	-	-	-	(3,585)	(3,585)

Balance, July 31, 2007	8,044,000	8,044	25,969	(3,585)	30,428

Net loss for the year ended July 31, 2008	-	-	-	(8,730)	(8,730)

Balance, July 31, 2008	8,044,000	8,044	25,969	(12,315)	21,698

Shares issued for cash at $0.01 per share on	750,000	750	6,750	-	7,500

Shares cancelled in spin off on August 26, 2008	(2,500,000)	(2,500)	2,500	-	-

Net loss for the three months ended October 31, 2008	-	-	-	(2,301)	(2,301)

Balance, October 31, 2008	6,294,000	$6,294	$35,219	$(14,616)	$26,897

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended October 31, 2008	For the Three Months Ended October 31, 2007	From Inception on March 2, 2007 Through October 31, 2008

OPERATING ACTIVITIES

Net loss	$(2,301)	$(4,600)	$(14,616)
Adjustments to reconcile net income to
net cash provided by operating activities:
Changes in operating assets
and liabilities:
Increase (decrease) in
accounts payable	2,143	(519)	4,193

Net Cash Used in
Operating Activities	(158)	(5,119)	(10,423)

INVESTING ACTIVITIES
	-	-	-

FINANCING ACTIVITIES

Proceeds from issuance of common stock	7,500	-	41,513

Net Cash Provided by
Financing Activities	7,500	-	41,513

NET DECREASE IN CASH	7,342	(5,119)	31,090

CASH AT BEGINNING OF PERIOD	23,748	30,947	-

CASH AT END OF PERIOD	$31,090	$25,828	$31,090

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
Notes to Financial Statements
October 31, 2008 and July 31, 2008

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2008 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2008 audited financial statements.  The results of operations for the periods ended October 31, 2008 are not necessarily indicative of the operating results for the full years.

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

GOLDSPAN RESOURCES, INC.
Notes to Financial Statements
October 31, 2008 and July 31, 2008

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

GOLDSPAN RESOURCES, INC.
Notes to Financial Statements
October 31, 2008 and July 31, 2008

NOTE 4 – SIGNIFICANT TRANSACTIONS

Pursuant to a Purchase Agreement, the Company transferred its Pepper Hope mineral claim located in British Columbia to Mr. Jeff Wiegel, its former officer and director. In exchange for receiving ownership of the Pepper Hope claim, Mr. Wiegel has delivered all of his 2,500,000 shares of common stock back to us for cancellation. As part of the Split-off, Mr. Wiegel agreed to assume any and all liabilities which may be related to the Pepper Hope mineral claim.  As a result of the Split-Off, the Company is no longer pursuing our business plan of exploring mineral properties in British Columbia. The Company’s business plan was to explore the Pepper Hope claim for any commercially exploitable base or precious metal deposits. Since the inception of this plan of operations, however, the Company has experienced continual delays in locating and retaining proper geologists to perform the planned field work at reasonable cost and have suffered mounting financial losses. As a result, the Company has not been able to continue with its planned exploration work and has been unable to obtain any additional financing. Because of the difficulties in completing the initial phases of our exploration program and the resulting need for additional funding, the Company has determined that its plan of operations is no longer commercially viable. Following the Split-off, the Company’s new management has been evaluating alternative business opportunities with which it can go forward as an operating business. The Company has not identified any business opportunities thus far, but it is actively looking. There can be no assurance, however, that the Company will be able to continue as a going concern.

Accordingly, on August 26, 2008, Mr. Jeff Wiegel, the Company’s former President, Chief Executive Officer, Chief Financial Officer and director, returned all of his 2,500,000 shares of the Company’s issued and outstanding common stock to the company for Cancellation under the Split-off as discussed above.

On August 27, 2008, Mr. Alan Shinderman purchased 750,000 shares of the Company’s common stock at a price of $0.01 per share, resulting in total proceeds to the Company of $7,500. The sale of these shares to Mr. Shinderman was exempt from registration under Section 4(2) of the Securities Act.

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

Since the inception of this plan of operations, however, we experienced continual delays in locating and retaining proper geologists to perform the planned field work at reasonable cost and we suffered mounting financial losses.  As a result, we were not able to continue with our planned exploration work and were unable to obtain any additional financing.  Because of the difficulties in completing the initial phases of our exploration program and the resulting need for additional funding, we determined that our plan of operations was no longer commercially viable.

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

Results of Operations for the three months ended October 31, 2008

We did not earn any revenues from inception on March 2, 2007 through the period ending October 31, 2008. We we can provide no assurance that we will produce significant revenues in the future, or, if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $14,616 from our inception on March 2, 2007 through the period ending October 31, 2008.  We incurred operating expenses and net losses and in the amount of $2,301 during the three months ended October 31, 2008, compared to operating expenses and net losses in the amount of $4,600 during the three months ended October 31, 2007. Our operating expenses from inception through October 31, 2008 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development.

Liquidity and Capital Resources

As of October 31, 2008, we had cash of $31,090 and working capital of $26,897. We currently do not have any operations and we have no income. We may require additional financing to sustain any substantial future business operations for any significant period of time. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue a long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of October 31, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $26,897 as of October 31, 2008 and have accumulated deficit of $14,616 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Alan Shinderman.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
[1]	Incorporated by reference to Registration Statement on Form SB-2 filed October 2, 2007.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Goldspan Resources, Inc.

Date:	December 16, 2008

By: /s/Alan Shinderman Alan Shinderman Title: Chief Executive Officer and Director