Form 10-Q
period 2009-01-31
Goldspan Resources, Inc.
filed 2009-03-17
CIK 1413659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009

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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,294,000 common shares as of March 10, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of January 31, 2009, (unaudited) and July 31, 2008;

F-2	Statements of Operations for the three and six months ended January 31, 2009 and January 31, 2008 and from Inception on March 2, 2007 through January 31, 2009 (unaudited);

F-3	Statement of Stockholder’s Equity from inception on March 2, 2007 through January 31, 2009 (unaudited);

F-4	Statements of Cash Flows for the six months ended January 31, 2009 and January 31, 2008 and from Inception on March 2, 2007 through January 31, 2009 (unaudited);

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	Janurary 31 2009	July 31, 2008
	(unaudited)

CURRENT ASSETS

Cash	$7,843	$23,748

Total Current Assets	7,843	23,748

OTHER ASSETS

Shareholder loan	22,947	-

Total Other Assets	22,947	-

TOTAL ASSETS	$30,790	$23,748

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$5,075	$2,050

Total Current Liabilities	5,075	2,050

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 75,000,000 shares authorized; 6,294,00 and 8,044,000 shares issued and outstanding, respectively	6,294	8,044
Additional paid-in capital	35,219	25,969
Deficit accumulated during the development stage	(15,798)	(12,315)

Total Stockholders' Equity	25,715	21,698

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,790	$23,748

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended January 31, 2009	For the Three Months Ended January 31, 2008	For the Six Months Ended January 31, 2009	For the Six Months Ended January 31, 2008	From Inception on March 2, 2007 Through January 31, 2009

REVENUES	$-	$-	$-	$-	$
COST OF GOODS SOLD			-	-		-
GROSS PROFIT	-	-	-	-		-

OPERATING EXPENSES

General and administrative	1,182	3,085	3,483	7,685		15,798

Total Operating Expenses	1,182	3,085	3,483	7,685		15,798

LOSS FROM OPERATIONS	-	(3,085)	(3,483)	(7,685)		(15,798)

INCOME TAX EXPESNSE	-	-	-	-		-

NET LOSS	$(1,182)	$(3,085)	$(3,483)	$(7,685)		$(15,798)

BASIC LOSS PER SHARE	$-	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,294,000	8,044,000	6,970,027	8,044,000

The accompanying notes are a integral part of these financials statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, March 2, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	5,500,000	5,500	-	-	5,500

Shares issued for cash at $0.0075 per share	2,495,000	2,495	16,218	-	18,713

Shares issued for cash at $0.20 per share	49,000	49	9,751	-	9,800

Net loss for the year ended July 31, 2007	-	-	-	(3,585)	(3,585)

Balance, July 31, 2007	8,044,000	8,044	25,969	(3,585)	30,428

Net loss for the year ended July 31, 2008	-	-	-	(8,730)	(8,730)

Balance, July 31, 2008	8,044,000	8,044	25,969	(12,315)	21,698

Shares issued for cash at $0.01 per share	750,000	750	6,750	-	7,500

Shares cancelled in spin off on August 26, 2008	(2,500,000	(2,500)	2,500	-	-

Net loss for six months ended January 31, 2009	-	-	-	(3,483)	(3,483)

Balance, January 31, 2009	6,294,000	$6,294	$35,219	$(15,798)	$25,715

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended January 31, 2009	For the Six Months Ended January 31, 2008	From Inception on March 2, 2007 Through January 31, 2009
OPERATING ACTIVITIES

Net loss	$(3,483)	$(7,685)	$(15,798)
Adjustments to reconcile net loss to
net cash used by operating activities:
Contributed expenses	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	3,025	481	5,075

Net Cash Used in
Operating Activities	(458)	(7,204)	(10,723)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	7,500	-	41,513
Increase in loans to related parties	(22,947)	-	(22,947)

Net Cash Provided by
Financing Activities	(15,447)	-	18,566

NET INCREASE (DECREASE) IN CASH	(15,905)	(7,204)	7,843

CASH AT BEGINNING OF PERIOD	23,748	30,947	-

CASH AT END OF PERIOD	$7,843	$23,743	$7,843

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009 and July 31, 2008

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2008 audited financial statements.  The results of operations for the period ended January 31, 2009 are not necessarily indicative of the operating results for a full year.

NOTE 2 -  GOING CONCER

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
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009 and July 31, 2008

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

         Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009 and July 31, 2008

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

NOTE 5-RELATED PARTY TRANSACTION

In January 2009, the Company loaned one of its principal shareholders $22,947. The loan is non interest bearing, unsecured and due upon demand.

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

Results of Operations for the three and six months ended January 31, 2009

We did not earn any revenues from inception on March 2, 2007 through the period ending January 31, 2009. We can provide no assurance that we will produce significant revenues in the future, or, if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $15,798 from our inception on March 2, 2007 through the period ending January 31, 2009.  We incurred operating expenses and net losses and in the amount of $1,182 during the three months ended January 31, 2009, compared to operating expenses and net losses in the amount of $3,085 during the three months ended January 31, 2008. We incurred operating expenses and net losses and in the amount of $3,483 during the six months ended January 31, 2009, compared to operating expenses and net losses in the amount of $7,685 during the six months ended January 31, 2008. Our operating expenses from inception through January 31, 2009 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development.

Liquidity and Capital Resources

As of January 31, 2009, we had cash of $7,843 and working capital of $2,768. We currently do not have any operations and we have no income. We may require additional financing to sustain any substantial future business operations for any significant period of time. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue a long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of January 31, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $2,768 as of January 31, 2009 and have accumulated deficit of $15,798 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Alan Shinderman.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2009.

Item 5.     Other Information

In January of 2009, we extended a short-term loan in the amount of $22,947 to our sole officer and director, Alan Shinderman. The loan was non-interest bearing, unsecured and due upon demand.  Subsequent to the reporting period, the loan was repaid.

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

Goldspan Resources, Inc.

Date:	March 17, 2009

By: /s/Alan Shinderman Alan Shinderman Title: Chief Executive Officer and Director