Form 10-Q
period 2009-04-30
Goldspan Resources, Inc.
filed 2009-05-28
CIK 1413659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,294,000 common shares as of May 27, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2009, (unaudited) and July 31, 2008;

F-2	Statements of Operations for the three and nine months ended April 30, 2009, the three and nine months ended April 30, 2008, and from Inception on March 2, 2007 through April 30, 2009 (unaudited);

F-3	Statement of Stockholder’s Equity from inception on March 2, 2007 through April 30, 2009 (unaudited);

F-4	Statements of Cash Flows for the nine months ended April 30, 2009 and April 30, 2008 and from Inception on March 2, 2007 through April 30, 2009 (unaudited);

F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	April 30, 2009	July 31, 2008
	(unaudited)

CURRENT ASSETS

Cash	$18,790	$23,748

Total Current Assets	18,790	23,748

TOTAL ASSETS	$18,790	$23,748

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$47,854	$2,050
Accounts payable related party	2,480	-

Total Current Liabilities	50,334	2,050

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 75,000,000 shares authorized; 6,294,000 and 8,044,000 shares issued and outstanding, respectively	6,294	8,044
Additional paid-in capital	35,219	25,969
Deficit accumulated during the development stage	(73,057)	(12,315)

Total Stockholders' Equity (Deficit)	(31,544)	21,698

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$18,790	$23,748

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended April 30, 2009	For the Three Months Ended April 30, 2008	For the Nine Months Ended April 30, 2009	For the Nine Months Ended April 30, 2008	From Inception on March 2, 2007 Through April 30, 2009

REVENUES	$-	$-	$-	$-	$
COST OF GOODS SOLD			-	-		-
GROSS PROFIT	-	-	-	-		-

OPERATING EXPENSES

General and administrative	57,259	1,306	60,742	5,925		73,057

Total Operating Expenses	57,259	1,306	60,742	5,925		73,057

LOSS FROM OPERATIONS	(57,259)	(1,306)	(60,742)	(5,925)		(73,057)

INCOME TAX EXPENSE	-	-	-	-		-

NET LOSS	$(57,259)	$(1,306)	$(60,742)	$(5,925)		$(73,057)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,294,000	8,044,000	6,294,000	8,044,000

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, March 2, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	5,500,000	5,500	-	-	5,500

Shares issued for cash at $0.0075 per share	2,495,000	2,495	16,218	-	18,713

Share issued for cash at $0.20 per share	49,000	49	9,751	-	9,800

Net loss for the year ended July 31, 2007	-	-	-	(3,585)	(3,585)

Balance, July 31, 2007	8,044,000	8,044	25,969	(3,585)	30,428

Net loss for the year ended July 31, 2008	-	-	-	(8,730)	(8,730)

Balance, July 31, 2008	8,044,000	8,044	25,969	(12,315)	21,698

Shares issued for cash at $0.01 per share	750,000	750	6,750	-	7,500

Shares cancelled in spin off on August 26, 2008	(2,500,000)	(2,500)	2,500	-	-

Net loss for nine months ended April 30, 2009	-	-	-	(60,742)	(60,742)

Balance, April 30, 2009	6,294,000	$6,294	$35,219	$(73,057)	$(31,544)

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended April 30, 2009	For the Nine Months Ended April 30, 2008	From Inception on March 2, 2007 Through April 30, 2009
OPERATING ACTIVITIES

Net loss	$(60,742)	$(5,925)	$(73,057)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	48,284	768	50,334

Net Cash Used in
Operating Activities	(12,458)	(5,157)	(22,723)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	7,500	-	41,513
Increase in loans to related parties	-	-	-

Net Cash Provided by
Financing Activities	7,500	-	41,513

NET INCREASE (DECREASE) IN CASH	(4,958)	(5,157)	18,790

CASH AT BEGINNING OF PERIOD	23,748	30,947	-

CASH AT END OF PERIOD	$18,790	$25,790	$18,790

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009 and July 31, 2008

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2008 audited financial statements.  The results of operations for the period ended April 30, 2009 and April 30, 2008 are not necessarily indicative of the operating results for a full year.

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
April 30, 2009 and July 31, 2008

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
April 30, 2009 and July 31, 2008

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

NOTE 5-RELATED PARTY TRANSACTION

In January 2009, the Company loaned one of its principal shareholders $22,947. The loan is non interest bearing, unsecured and due upon demand. The loan was paid in full during the period ending April 30, 2009.

The Company owes the shareholder $2,480 for cash advances at April 30, 2009, The advances are non interest bearing, unsecured and due upon demand.

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

Results of Operations for the three and nine months ended April 30, 2009

We did not earn any revenues from inception on March 2, 2007 through the period ending April 30, 2009. We can provide no assurance that we will produce significant revenues in the future, or, if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $73,057 from our inception on March 2, 2007 through the period ending April 30, 2009.  We incurred operating expenses and net losses and in the amount of $57,529 during the three months ended April 30, 2009, compared to operating expenses and net losses in the amount of $1,306 during the three months ended April 30, 2008. We incurred operating expenses and net losses and in the amount of $60,742 during the nine months ended April 30, 2009, compared to operating expenses and net losses in the amount of $5,925 during the nine months ended April 30, 2008. Our operating expenses from inception through April 30, 2009 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development.

Liquidity and Capital Resources

As of April 30, 2009, we had cash of $18,790 and a working capital deficit of $31,544. We currently do not have any operations and we have no income. We may require additional financing to sustain any substantial future business operations for any significant period of time. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue a long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of April 30, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital deficit of $31,544 as of April 30, 2009 and have an accumulated deficit of $73,057 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Alan Shinderman.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2009.

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

None.

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

Goldspan Resources, Inc.

Date:	May 28, 2009

By: /s/Alan Shinderman Alan Shinderman Title: Chief Executive Officer and Director