Form 10-K
Goldspan Resources, Inc.
filed 2009-11-09
CIK 1413659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

	[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2009
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ X]   No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ n/a

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  6,294,000 as of October 27, 2009.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	14

 PART I
Item 1.   Business

We were incorporated on March 2, 2007, under the laws of the state of Nevada.

We were originally in the business of mineral exploration and we formerly owned a mineral claim located within the Nelson Mining Division of British Columbia known as the Pepper Hope mineral claim. Our original plan of operations was to conduct mineral exploration activities on the Pepper Hope mineral claim in order to assess whether this claim possess commercially exploitable mineral deposits. Our exploration program was designed to explore for commercially viable deposits of copper, lead, zinc, silver, gold, and other metallic minerals.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended July 31, 2009.

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

Fiscal Year Ending July 31, 2009
Quarter Ended	High $	Low $
July 31, 2009	n/a	n/a
April 30, 2009	n/a	n/a
January 31, 2009	n/a	n/a
November 30, 2008	n/a	n/a

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

Holders of Our Common Stock

As of October 27, 2009, we had 6,294,000 shares of our common stock issued and outstanding, held by 33 shareholders of record.

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

Results of Operations for the years ended July 31, 2009 and 2008

We have not had any  revenues since the inception of our business and we earned no revenues during the fiscal year ended July 31, 2009.  We incurred operating expenses and net losses in the amount of $55,019 for the year ended July 31, 2009.  We incurred operating expenses and net losses in the amount of $44,457 for the fiscal year ended July 31, 2008.  We have incurred total net losses of $103,061 from inception on March 2, 2007 through July 31, 2009.

Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of July 31, 2009, we had current assets in the amount of $221, consisting entirely of cash. Our current liabilities as of July 31, 2009, were $61,769. Thus, we had a working capital deficit of $61,548 as of July 31, 2009.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue future or expanded operations. We have incurred cumulative net losses of $88,817 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Personnel

Ms. Alan Shinderman, our President, CEO, CFO and sole Director, is currently devoting approximately 1 to 2 hours per week to meet our needs.    We currently have no other employees.  We currently do not have specific plans to increase our number of employees.

Off Balance Sheet Arrangements

As of July 31, 2009, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial
   Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending July 31, 2009.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2009.

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

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of July 31, 2009 and their present positions.

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

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended June 30, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended July 31, 2009:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Jeff Wiegel	0	0	0
Alan Shinderman	0	0	0

Code of Ethics

As of July 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended July 31, 2009 and 2008.
SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeff Wiegel, former CEO, CFO, President, Secretary-Treasurer, & Director	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Alan Shinderman, CEO, CFO, President, Secretary-Treasurer, & Director	2009 2000	$16,464 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.
The figures above represent compensation received as officers of the Company.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Jeff Wiegel, former officer	0	0	0	0	0	0	0	0	0
Alan Shinderman	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeff Wiegel, former director	0	0	0	0	0	0	0
Alan Shinderman	$16,464	0	0	0	0	0	0

Narrative Disclosure to Compensation of Directors Table

The figures above represent compensation received as officers of the Company.

Stock Option Plans

We have not adopted any stock option or incentive plans.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
    Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of October 27, 2009, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 6,294,000 Shares of Common Stock issued and outstanding as of October 27, 2009.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$3500	$0	$0	$0
2008	$2000	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated BalaBalance Sheets as of July 31, 2009 and 2008
F-3	Statements of Operations for the years ended July 31, 2009 and 2008 and period from inception to July 31, 2009
F-4	Statement of Stockholders’ Deficit for period from inception to July 31, 2009
F-5	Statements of Cash Flows for the years ended July 31, 2009 and 2008 and period from inception to July 31, 2009
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to Registration Statement on Form SB-2 filed October 2, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Goldspan Resources, Inc.

By:	/s/Alan Shinderman
Alan Shinderman President, Chief Executive Officer, Chief Financial Officer and sole Director
November 6, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Alan Shinderman
Alan Shinderman President, Chief Executive Officer, Chief Financial Officer and sole Director
November 6, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Goldspan Resources, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Goldspan Resources, Inc., a Nevada Corporation, as of July 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from March 2, 2007 (inception) through July 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldspan Resources, Inc., as of July 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended and for the period from March 2, 2007 (inception) through July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Goldspan Resources, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
November 5, 2009

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS
AS OF JULY 31, 2009 and 2008

ASSETS

	July 31, 2009	July 31, 2008

CURRENT ASSETS

Cash	$221	$23,748

Total Current Assets	221	23,748

TOTAL ASSETS	$221	$23,748

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$61,769	$37,777

Total Current Liabilities	61,769	37,777

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 75,000,000 shares
authorized; 6,294,000 and 8,044,000 shares issued
and outstanding, respectively	6,294	8,044
Additional paid-in capital	35,219	25,969
Deficit accumulated during the exploration stage	(103,061)	(48,042)

Total Stockholders' Equity (Deficit)	(61,548)	14,029

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$221	$23,748

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
 FOR THE YEARS ENDED JULY 31, 2009 AND 2008
FOR THE PERIOD FROM MARCH 2, 2007 (INCEPTION) TO JULY 31, 2009

			From Inception
			on March 2,
	For the Year Ended		2007 Through
	July 31,		July 31,
	2009	2008	2009

REVENUES	$0	$0	$0

OPERATING EXPENSES
Management Fees	18,880	0	18,880
Professional Fees	35,881	43,680	80,080
General and administrative	258	777	4,101
TOTAL OPERATING EXPENSES	55,019	44,457	103,061

LOSS FROM OPERATIONS	(55,019)	(44,457)	(103,061)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(55,019)	$(44,457)	$(103,061)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,418,658	8,044,000

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
 AS OF JULY 31, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Inception, March 2, 2007	0	$0	$0	$0	$0

Shares issued for cash
at $0.001 per share	5,500,000	5,500	0	0	5,500

Shares issued for cash
at $0.0075 per share	2,495,000	2,495	16,218	-	18,713

Share issued for cash
at $0.20 per share	49,000	49	9,751	-	9,800

Net loss for the year ended
July 31, 2007	-	-	-	(3,585)	(3,585)

Balance, July 31, 2007	8,044,000	8,044	25,969	(3,585)	30,428

Net loss for the year
ended July 31, 2008	-	-	-	(44,457)	(44,457)

Balance, July 31, 2008	8,044,000	8,044	25,969	(48,042)	14,029

Shares issued for cash
at $0.01 per share	750,000	750	6,750	-	7,500

Shares cancelled in spin off
on August 26, 2008	(2,500,000)	(2,500)	2,500	-	0

Net loss for year ended
July 31, 2009	-	-	-	(55,019)	(55,019)

Balance, July 31, 2009	6,294,000	$6,294	$35,219	$(103,061)	$(61,548)

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED JULY 31, 2009 AND 2008
FOR THE PERIOD FROM MARCH 2, 2007 (INCEPTION) TO JULY 31, 2009

			From Inception
			on March 2,
	For the Year Ended		2007 Through
	July 31,		July 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(55,019)	$(44,457)	$(103,061)
Adjustments to reconcile net loss to net cash used by
operating activities
Contributed expenses	-	-	-
Changes in operating assets and liabilities:
Increase in accounts payable	23,992	1,531	61,769
NET CASH USED IN OPERATING ACTIVITIES	(31,027)	(7,199)	(41,292)

CASH FLOWS USED INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issued	7,500	-	41,513
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,500	-	41,513

NET INCREASE (DECREASE) IN CASH	(23,527)	(7,199)	221

CASH AT BEGINNING OF PERIOD	23,748	30,947	-

CASH AT END OF PERIOD	$221	$23,748	$221

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2009

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
GoldSpan Resources, Inc. (the Company) was incorporated in the State of Nevada on March 2, 2007. The Company is engaged in the principal business activity of acquiring and developing mineral properties. The Company has not realized significant revenues to date and therefore is classified as an exploration stage company.

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

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2009 and 2008.

	For the Year Ended July 31, 2009	For the Year Ended July 31, 2008
Income (loss) (numerator)	$(55,019)	$(44,457)
Shares (denominator)	6,418,658	8,044,000
Per share amount	$(0.01)	$(0.01)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured

Comprehensive Income
The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the periods ended July 31, 2009 and 2008.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of July 31, 2009 and 2008.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2009

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

The Company reduces its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	July 31, 2009	July 31, 2008
Income tax expense at statutory rate	$19,897	$17,338
Valuation allowance	(19,897)	(17,338)

Income tax expense per books	$ -	$-

 Net deferred tax assets consist of the following components as of:

	July 31, 2008	July 31, 2008
NOL Carryover	$ (40,194)	$ 18,736
Valuation allowance	40,194	(18,736)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2009

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory
The Company accounts for inventory of raw materials and finished goods on a cost basis.  The inventory is maintained on a first in- first out (FIFO) basis.

Stock-based compensation.
As of July 31, 2009, the Company has not issued any share-based payments to its employees.  The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

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

The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial condition or results of operation.

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

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2009

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)
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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is not required to adopt FSP EITF 03-6-1; neither does it believe that FSP EITF 03-6-1 would have material effect on its consolidated financial position and results of operations if adopted.

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

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of the provisions of SFAS No. 161, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2009

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited.

The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company adopted this Statement beginning March 1, 2009. It did not an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements.  The Company will adopted this statement beginning March 1, 2009. It did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2009

NOTE 2.  CAPITAL STOCK

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

Following his appointment as sole officer and director on August 26, 2008, Mr. Alan Shinderman purchased 750,000 shares of the Company's $0.001 par value common stock at a purchase price of $0.001 per share for $7,500 in cash. The Company also canceled 2,500,000 shares of its common stock in connection with the spin-off of certain mineral properties as described in Note 4.

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $103,061 as of July 31, 2009.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4.  PURCHASE AGREEMENT

Pursuant to a Purchase Agreement, the Company transferred its Pepper Hope mineral claim located in British Columbia to Mr. Jeff Wiegel, its former officer and director (the “Split-Off”), on August 26, 2008. In exchange for receiving ownership of the Pepper Hope claim, Mr. Wiegel has delivered all of his 2,500,000 shares of common stock back to the Company for cancellation. As part of the Split-off, Mr. Wiegel agreed to assume any and all liabilities which may be related to the Pepper Hope mineral claim.

NOTE 5. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to July 31, 2009 through November 5, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.