Form 10-Q
period 2009-10-31
Goldspan Resources, Inc.
filed 2009-12-11
CIK 1413659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-146442

Goldspan Resources, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	26-3342907
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6260 Rainbow Blvd. Suite 110, Las Vegas, Nevada 89118
(Address of principal executive offices)

818-340-4600
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,999,631 common shares as of December 10, 2009.

 PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of October 31, 2009, (unaudited) and July 31, 2009 (audited);
F-2 F-3

Statements of Operations for the three months ended October 31, 2009 and October 31, 2008 and from Inception on March 2, 2007 through October 31, 2009 (unaudited);

Statement of Stockholders’ Deficit from inception on March 2, 2007 through October 31, 2009 (unaudited);

F-4	Statements of Cash Flows for the three months ended October 31, 2009 and October 31, 2008 and from Inception on March 2, 2007 through October 31, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation and for the financial statements to be not misleading have been included.  Operating results for the interim period ended October 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	October 31,	July 31,
	2009	2009
	(unaudited)	(audited)

CURRENT ASSETS

Cash	$335	$221

Total Current Assets	335	221

TOTAL ASSETS	$335	$221

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$64,083	$61,769
Loan from shareholder	4,000	-

Total Current Liabilities	68,083	61,769

STOCKHOLDERS' DEFICIT

Common stock: $0.001 par value;
75,000,000 shares authorized; 6,294,000
shares issued and outstanding	6,294	6,294
Additional paid-in capital	35,219	35,219
Deficit accumulated during the exploration stage	(109,261)	(103,061)

Total Stockholders' Deficit	(67,748)	(61,548)
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$335	$221

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

			From Inception
	For the Three	For the Three	on March 2,
	Months Ended	Months Ended	2007 Through
	October 31,	October 31,	October 31,
	2009	2008	2009

REVENUES	$-	$-	$-
COST OF REVENUES	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES

General and administrative	6,200	2,301	109,261

Total Operating Expenses	6,200	2,301	109,261

LOSS FROM OPERATIONS	(6,200)	(2,301)	(109,261)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(6,200)	$(2,301)	$(109,261)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	6,294,000	7,169,000

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
Statement of Stockholders' Deficit
(unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Balance, March 2, 2007	-	$-	$-	$-	$-

Shares issued for cash at
$0.001 per share to the founders	5,500,000	5,500	-	-	5,500

Shares issued for cash at $0.0075
per share on June 24, 2000	2,495,000	2,495	16,218	-	18,713

Shares issued for cash at $0.20
per share on June 29, 2007	49,000	49	9,751	-	9,800

Net loss for the period
ended July 31, 2007	-	-	-	(3,585)	(3,585)

Balance, July 31, 2007	8,044,000	8,044	25,969	(3,585)	30,428

Net loss for the year ended
July 31, 2008	-	-	-	(44,457)	(44,457)

Balance, July 31, 2008	8,044,000	8,044	25,969	(48,042)	(14,029)

Shares issued for cash at $0.01
per share on	750,000	750	6,750	-	7,500

Shares cancelled in spin off on
August 26, 2008	(2,500,000)	(2,500)	2,500	-	-

Net loss for year ended
July 31, 2009	-	-	-	(55,019)	(55,019)

Balance, July 31, 2009	6,294,000	6,294	35,219	(103,061)	(61,548)

Net loss for the three months ended
October 31, 2009	-	-	-	(6,200)	(6,200)

Balance, October 31, 2009	6,294,000	$6,294	$35,219	$(109,261)	$(67,748)

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
	For the Three	For the Three	on March 2,
	Months Ended	Months Ended	2007 Through
	October 31,	October 31,	October 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(6,200)	$(2,301)	$(109,261)
Adjustments to reconcile net income to
net cash provided by operating activities:
Changes in operating assets
and liabilities:
Increase (decrease) in
accounts payable	2,314	2,143	64,083

Net Cash Used in
Operating Activities	(3,886)	(158)	(45,178)

INVESTING ACTIVITIES
	-	-	-

FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	7,500	41,513
Proceeds of loan from shareholder	4,000	-	4,000

Net Cash Provided by
Financing Activities	4,000	7,500	45,513

NET DECREASE IN CASH	114	7,342	335

CASH AT BEGINNING OF PERIOD	221	23,748	-

CASH AT END OF PERIOD	$335	$31,090	$335

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
Notes to Financial Statements
October 31, 2009

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2009 and for all periods presented herein, and for them to be not misleading, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2009 audited financial statements.  The results of operations for the periods ended October 31, 2009 are not necessarily indicative of the operating results for the full years.

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
October 31, 2009

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10)  is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended October 31, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of October 31, 2009 and for the quarter ended October 31, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168,  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009  and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

GOLDSPAN RESOURCES, INC.
Notes to Financial Statements
October 31, 2009

NOTE 4 – SIGNIFICANT TRANSACTIONS

Pursuant to a Purchase Agreement, the Company transferred its Pepper Hope mineral claim located in British Columbia to Mr. Jeff Wiegel, its former officer and director. In exchange for receiving ownership of the Pepper Hope claim, Mr. Wiegel has delivered all of his 2,500,000 shares of common stock back to us for cancellation. As part of the Split-off, Mr. Wiegel agreed to assume any and all liabilities which may be related to the Pepper Hope mineral claim.  As a result of the Split-Off, the Company is no longer pursuing its business plan of exploring mineral properties in British Columbia. The Company’s business plan was to explore the Pepper Hope claim for any commercially exploitable base or precious metal deposits. Since the inception of this plan of operations, however, the Company has experienced continual delays in locating and retaining proper geologists to perform the planned field work at reasonable cost and have suffered mounting financial losses. As a result, the Company has not been able to continue with its planned exploration work and has been unable to obtain any additional financing. Because of the difficulties in completing the initial phases of our exploration program and the resulting need for additional funding, the Company has determined that its plan of operations is no longer commercially viable. Following the Split-off, the Company’s new management has been evaluating alternative business opportunities with which it can go forward as an operating business. The Company has not identified any business opportunities thus far, but it is actively looking. There can be no assurance, however, that the Company will be able to continue as a going concern.

Accordingly, on August 26, 2008, Mr. Jeff Wiegel, the Company’s former President, Chief Executive Officer, Chief Financial Officer and director, returned all of his 2,500,000 shares of the Company’s issued and outstanding common stock to the company for Cancellation under the Split-off as discussed above.

NOTE 5 – SUBSEQUENT EVENTS

On November 11, 2009, our board of directors approved a forward split of the company’s common stock on the basis of 6.3552 shares for each share issued and outstanding, payable upon surrender of old certificates.  The total number of authorized shares has not been changed.  The shares outstanding in the financial statements presented herein have not been adjusted to reflect the split.

The Company has analyzed its operations subsequent to October 31, 2009 through December 10, 2009 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

We have been in the business of mineral exploration and we formerly owned a mineral claim located in British Columbia.  Following a recent change in control as reported on our Current Report on Form 8-K filed November 16, 2009, we have determined to re-focus our efforts in the area of precious metals mining.  Specifically, we are now focusing on the evaluation and potential acquisition of small near term production gold mines in the United States.

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three months ended October 31, 2009

We did not earn any revenues from inception on March 2, 2007 through the period ending October 31, 2009. We can provide no assurance that we will produce significant revenues in the future, or, if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $109,261 from our inception on March 2, 2007 through the period ending October 31, 2009.  We incurred operating expenses and net losses in the amount of $6,200 during the three months ended October 31, 2009, compared to operating expenses and net losses in the amount of $2,301 during the three months ended October 31, 2008. Our operating expenses from inception through October 31, 2009 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development.

Liquidity and Capital Resources

As of October 31, 2009, we had cash of $335 and a working capital deficit of $67,748. We currently do not have any operations and we have no income. We may require additional financing to sustain any substantial future business operations for any significant period of time. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue a long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of October 31, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital deficit of $67,748 as of October 31, 2009 and have an accumulated deficit of $109,261 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies fit this definition for our company.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10)  is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended October 31, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of October 31, 2009 and for the quarter ended October 31, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168,  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009  and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2009.  This evaluation was carried out under the supervision and with the participation of our former Chief Executive Officer and our Chief Financial Officer, Mr. Alan Shinderman.  Based upon that evaluation, our former Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2009.

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

Goldspan Resources, Inc.

Date:	December 11, 2009

By: /s/John Baird John C. Baird Title: Chief Executive Officer and Chairman of the Board