Form 10-Q
period 2010-01-31
Goldspan Resources, Inc.
filed 2010-03-16
CIK 1413659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  39,999,631 common shares as of March 4, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of January 31, 2010, (unaudited) and July 31, 2009 (audited);
F-2	Statements of Operations for the three and six months ended January 31, 2010 and January 31, 2009 and from Inception on March 2, 2007 through January 31, 2010 (unaudited);
F-3	Statement of Stockholders’ Deficit from inception on March 2, 2007 through January 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the six months ended January 31, 2010 and January 31, 2009 and from Inception on March 2, 2007 through January 31, 2010 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation and for the financial statements to be not misleading have been included.  Operating results for the interim period ended January 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	January 31, 2010	July 31, 2009
	(unaudited)	(audited)

CURRENT ASSETS

Cash	$150	$221

Total Current Assets	150	221

TOTAL ASSETS	$150	$221

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$2,122	$61,769
Shareholder advances	13,025	-

Total Current Liabilities	15,147	61,769

STOCKHOLDERS' DEFICIT

Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 75,000,000 shares authorized; 39,999,631 shares issued and outstanding, respectively	40,000	40,000
Additional paid-in capital	66,782	1,513
Deficit accumulated during the development stage	(121,779)	(103,061)

Total Stockholders' Deficit	(14,997)	(61,548)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$150	$221

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended January 31, 2010	For the Three Months Ended January 31, 2009	For the Six Months Ended January 31, 2010	For the Six Months Ended January 31, 2009	From Inception on March 2, 2007 Through January 31, 2010

REVENUES	$-	$-	$-	$-	$
COST OF GOODS SOLD			-	-		-
GROSS PROFIT	-	-	-	-		-

OPERATING EXPENSES

General and administrative	13,518	1,182	19,718	3,483		122,779

Total Operating Expenses	13,518	1,182	19,718	3,483		122,779

LOSS FROM OPERATIONS	(13,518)	(1,182)	(19,718)	(3,483)		(122,779)

OTHER INCOME/EXPENSE

Extinguishment of Debt	1,000	-	1,000	-		1,000

LOSS BEFORE INCOME TAXES	(12,518)	(1,182)	(18,718)	(3,483)		(121,779)

INCOME TAX EXPENSE	-	-	-	-		-

NET LOSS	$(12,518)	$(1,182)	$(18,718)	$(3,483)		$(121,779)

BASIC LOSS PER SHARE	$-	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	39,999,631	43,077,229	39,999,631	43,077,229

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statement of Stockholders' Deficit
(unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, March 2, 2007	-	$-	$-	$-	$-

Shares issued for cash
at $0.001 per share	34,953,602	34,954	(29,454)	-	5,500

Shares issued for cash
at $0.0075 per share	15,856,224	15,856	2,857	-	18,713

Share issued for cash
at $0.20 per share	311,405	311	9,489	-	9,800

Net loss for the year
ended July 31, 2007	-	-	-	(3,585)	(3,585)

Balance, July 31, 2007	51,121,231	51,121	(17,108)	(3,585)	30,428

Net loss for the year
ended July 31, 2008	-	-	-	(44,457)	(44,457)

Balance, July 31, 2008	51,121,231	51,121	(17,108)	(48,042)	(14,029)

Shares issued for cash
at $0.01 per share	4,766,400	4,766	2,734	-	7,500

Shares cancelled in spin off
on August 26, 2008	(15,888,000)	(15,887)	15,887	-	-

Net loss for the year
ended July 31, 2009				(55,019)	(55,019)

Balance, July 31, 2009	39,999,631	40,000	1,513	(103,061)	(61,548)

Contributed capital	-	-	65,269	-	65,269

Net loss for six months
ended January 31, 2010	-	-	-	(18,718)	(18,718)

Balance, January 31, 2010	39,999,631	$40,000	$66,782	$(121,779)	$(14,997)

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended January 31, 2010	For the Six Months Ended January 31, 2009	From Inception on March 2, 2007 Through January 31, 2010
OPERATING ACTIVITIES

Net loss	$(18,718)	$(3,483)	$(121,779)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed expenses	-	-	-
Changes in operating assets and liabilities:
Increase in accounts payable	59,647	3,025	2,122

Net Cash Used in Operating Activities	(78,365)	(458)	(119,657)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	-	7,500	41,513
Contribution to capital	65,269	-	65,269
Increase in loans to related parties	-	(22,947)	-
Increase in loans from related parties	13,025	-	13,025

Net Cash Provided by Financing Activities	78,294	(15,447)	119,807

NET INCREASE (DECREASE) IN CASH	(71)	(15,905)	150

CASH AT BEGINNING OF PERIOD	221	23,748	-

CASH AT END OF PERIOD	$150	$7,843	$150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010 and July 31, 2009

NOTE 1 -                   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2009 audited financial statements.  The results of operations for the period ended January 31, 2010 are not necessarily indicative of the operating results for a full year.

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
January 31, 2010 and July 31, 2009

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

         Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010 and July 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recent Accounting Pronouncements (Continued)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions ofASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010 and July 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recent Accounting Pronouncements (Continued)
In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

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
January 31, 2010 and July 31, 2009

NOTE 4 – SIGNIFICANT TRANSACTIONS

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

On November 11, 2009, the Company’s board of directors approved a forward split of the Company’s common stock on the basis of 6.3552 shares for each share issued and outstanding, payable upon surrender of old certificates.  The total number of authorized shares has not been changed.  The forward split was approved by FINRA and effective December 13, 2009. The shares outstanding in the financial statements presented herein reflect the split on a retroactive basis.

NOTE 5-RELATED PARTY TRANSACTIONS

In January 2009, the Company loaned one of its principal shareholders $22,947. The loan was non interest bearing, unsecured and due upon demand. The loan was repaid. In November 2009 a principal shareholder loaned the Company $4,000 to cover the cost of the July 31, 2009 audit. As part of the change in control of the Company’s common shares, see 8-K filed which reflects this transaction; the shareholder cancelled the Company’s obligation to repay the loan and $61,269 in legal fees. These amounts have been recorded as contributed capital.

Additionally with the change in control, a new shareholder made an advance to the Company of $9,500 in November 2009. In January the same shareholder negotiated a settlement with the billing of a vendor for a reduced price of $3,525 of the $4,525 that was billed. This settlement was paid directly to the vendor and has been accounted for as an advance by the shareholder to the Company. The advances by the shareholder are non interest bearing, unsecured and are to be repaid once the Company has sufficient cash resources to repay the advances.

NOTE 6 – SUBSEQUENT EVENTS

On February 12, 2010 the Company entered into an agreement to invest in NABC SA Mining Company in Cote d’lvoire was signed which provides for the investment of up to $8.4 million USD in staged tranches. These funds will be used for the acquisition of the ownership and to determine the basis of assessment of the current potential resources. Goldspan will own a thirty-five (35%) percent stake in the new Company that will be formed that will acquire a mining research license from NABC SA Mining Company for manganese at Kouassi Datekro in Cote d’lvoire (“Kouassi”) which covers 1,817 square kilometers. The Company will have a 45-day due diligence period.

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through the date these financial statements were submitted to the Securities and Exchange Commission and there are no other material subsequent events to report other than those reported.

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

We have been in the business of mineral exploration and we formerly owned a mineral claim located in British Columbia.  Following a recent change in control as reported on our Current Report on Form 8-K filed November 16, 2009, we have determined to re-focus our efforts in the area of precious metals mining.  Specifically, we are now focusing on the evaluation and potential acquisition of small near term production gold mines and other mining claims that may be  in or outside the United States.

On February 12, 2010, we entered into a letter agreement (entitled “Full Corporate Offer,” hereinafter, the “Agreement”) with Wingspan Foundation, a private Panama corporation.  Under the Agreement, we have the opportunity to participate in joint venture ownership of the Kousassi-Datekro Manganese Mine in Cote d’Ivoire.  The Kousassi-Datekro Manganese Mine is currently under an option licensed to New African Business Corporation, S.A. (“NABC SA”) and covers 1,817 square kilometers.  Under the proposed joint venture, the Kousassi-Datekro Manganese Mine will be operated by a new company to be owned as follows:

•	25% NABC SA
•	30% Wingspan Foundation
•	35% Goldspan Resources, Inc.
•	10% Government of Cote d’Ivoire

Under the Agreement, we will have a forty-five (45) day period to conduct due diligence on the Kousassi-Datekro Manganese Mine.  Our due diligence is expected to commence on March 1, 2010 and will be directed by Mr. David Hedderly-Smith, Ph.D., P.G., our Vice President and a member of our Board of Directors.

In the event that our due diligence is satisfactory, we will be required to pay a total estimated fee of $8.4 million in order to participate in the proposed joint venture.  Should we decide to proceed with the proposed joint venture, the approximately $8.4 million fee will be payable as follows:

•	Within four (4) business days of executing a joint venture agreement, approximately $2 million will be due and payable.
•
Within four (4) business days of satisfactory completion of a full feasibility study, the balance of the $8.4 million fee will be due.  The feasibility study is expected to be completed within six months of execution of a joint venture agreement.

In the event that the proposed joint venture goes forward, the operating company is expected to make the following investments with regard to the Kousassi-Datekro Manganese Mine:

•	Development and construction of the mine with associated infrastructure
•	Construction of an manganese enrichment plant
•	Acquisition of transport and other logistical equipment
•	Investment in the socio-economic infrastructure of the village communities bordering the mine

Our participation in the Kousassi-Datekro Manganese Mine venture will be dependent upon the results of the due diligence to be conducted by our Vice President and geologist and upon our ability to raise the capital necessary to exercise our option under the current Agreement.

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three and six months ended January 31, 2010

We did not earn any revenues from inception on March 2, 2007 through the period ending January 31, 2010. We can provide no assurance that we will produce significant revenues in the future, or, if revenues are earned, that we will be profitable.

We incurred operating expenses of $122,779 and net losses in the amount of $121,779 from our inception on March 2, 2007 through the period ending January 31, 2010.  We incurred operating expenses of $13,518 with net loss in the amount of $12,518 during the three months ended January 31, 2010, compared to operating expenses and net losses in the amount of $1,182 during the three months ended January 31, 2009. We negotiated a discount on outstanding professional fees in the amount of $1,000. This has been classified as other income from the extinguishment of debt.

We incurred operating expenses of $19,718, net loss in the amount of $18,718 during the six months ended January 31, 2010, compared to operating expenses and net losses in the amount of $3,483 during the six months ended January 31, 2009. The six months of operations included the same $1,000 that has been classified as extinguishment of debt. Our operating expenses from inception through January 31, 2010 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development.

Liquidity and Capital Resources

As of January 31, 2010, we had cash of $150 and a working capital deficit of $14,997. We currently do not have any operations and we have no revenues. We will require substantial additional financing in order to exercise our option to participate in the contemplated Kousassi-Datekro Manganese Mine venture and to sustain any substantial future business operations for any significant period of time. We are currently engaged in efforts to raise additional debt and/or equity capital, but we do not have any firm arrangements for financing and we may not be able to obtain financing when required, in the amount necessary to fund our contemplated operations, or on terms that are financially feasible.

As a result of the change in control effective November 12, 2009 there was a cancellation of attorney fees in the amount of $61,269 as a result of negotiations with a former shareholder and the attorney being paid out outside of the Company thereby relieving the Company of any further liability. In addition, there was a cancellation of a note in the amount of $4,000, owed to a former shareholder, as part of the consideration of the sale of his common shares. This has been classified as contributed capital.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue a long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of January 31, 2010, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital deficit of $14,997 as of January 31, 2010 and have an accumulated deficit of $121,779 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions ofASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. John Baird and Mr. Leon Caldwell, respectively.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2010.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2010.

Item 5.     Other Information

The Company has received short term advances from a shareholder totaling $13,025. These advances have been made to cover operating costs until the Company can generate its own cash flow. These advances are non interest bearing and will be repaid to the shareholder when the Company has sufficient capital to repay them.

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

Goldspan Resources, Inc.

Date:	March 16, 2010

By: /s/ John C. Baird John C. Baird Title: Chief Executive Officer and Chairman of the Board