Form 10-Q
period 2010-04-30
Goldspan Resources, Inc.
filed 2010-06-14
CIK 1413659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-146442

Goldspan Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-3342907
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6260 Rainbow Blvd. Suite 110, Las Vegas, Nevada 89118
(Address of principal executive offices)

818-340-4600
(Registrant’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  43,449,631 common shares as of June 1, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of April 30, 2010, (unaudited) and July 31, 2009 (audited);
F-2	Statements of Operations for the three and nine months ended April 30, 2010 and April 30, 2009 and from Inception on March 2, 2007 through April 30, 2010 (unaudited);
F-3	Statements of Stockholders’ Equity (Deficit) from inception on March 2, 2007 through April 30, 2010 (unaudited);
F-4	Statements of Cash Flows for the nine months ended April 30, 2010 and April 30, 2009 and from Inception on March 2, 2007 through April 30, 2010 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation and for the financial statements to be not misleading have been included.  Operating results for the interim period ended April 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	April 30, 2010	July 31, 2009
	(unaudited)	(audited)
CURRENT ASSETS

Cash	$1,599	$221
Prepaids, net of amortization	340,111	-

Total Current Assets	341,710	221

TOTAL ASSETS	$341,710	$221

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$24,598	$61,769
Shareholder advances	17,025	-

Total Current Liabilities	41,623	61,769

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 75,000,000 shares authorized; 42,949,631 shares and 39,999,631 shares issued and outstanding, respectively	42,950	40,000
Additional paid-in capital	448,832	1,513
Deficit accumulated during the development stage	(191,695)	(103,061)

Total Stockholders' Equity (Deficit)	300,087	(61,548)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$341,710	$221

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended April 30, 2010	For the Three Months Ended April 30, 2009	For the Nine Months Ended April 30, 2010	For the Nine Months Ended April 30, 2009	From Inception on March 2, 2007 Through April 30, 2010

REVENUES	$-	$-	$-	$-	$
COST OF GOODS SOLD			-	-		-
GROSS PROFIT	-	-	-	-		-

OPERATING EXPENSES

General and administrative	69,916	57,259	89,634	60,742		192,695

Total Operating Expenses	69,916	57,259	89,634	60,742		192,695

LOSS FROM OPERATIONS	(69,916)	(57,259)	(89,634)	(60,742)		(192,695)

OTHER INCOME/EXPENSE

Extinguishment of Debt		-	1,000	-		1,000

LOSS BEFORE INCOME TAXES	(69,916)	(57,259)	(88,634)	(60,742)		(191,695)

INCOME TAX EXPENSE	-	-	-	-		-

NET LOSS	$(69,916)	$(57,259)	$(88,634)	$(60,742)		$(191,695)

BASIC LOSS PER SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	40,861,853	43,077,229	40,122,956	43,077,229

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, March 2, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	34,953,602	34,954	(29,454)	-	5,500

Shares issued for cash at $0.0075 per share	15,856,224	15,856	2,857	-	18,713

Share issued for cash at $0.20 per share	311,405	311	9,489	-	9,800

Net loss for the year ended July 31, 2007	-	-	-	(3,585)	(3,585)

Balance, July 31, 2007	51,121,231	51,121	(17,108)	(3,585)	30,428

Net loss for the year ended July 31, 2008	-	-	-	(44,457)	(44,457)

Balance, July 31, 2008	51,121,231	51,121	(17,108)	(48,042)	(14,029)

Shares issued for cash at $0.01 per share	4,766,400	4,766	2,734	-	7,500

Shares cancelled in spin off on August 26, 2008	(15,888,000)	(15,887)	15,887	-	-

Net loss for the year ended July 31, 2009	-	-	-	(55,019)	(55,019)

Balance, July 31, 2009	39,999,631	40,000	1,513	(103,061)	(61,548)

Contributed capital	-	-	65,269	-	65,269

Shares issued for services at $0.13 per share	2,950,000	2,950	382,050	-	385,000

Net loss for the nine months ended April 30, 2010	-	-	-	(88,634)	(88,634)

Balance, April 30, 2010	42,949,631	$42,950	$448,832	$(191,695)	$300,087

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended April 30, 2010	For the Nine Months Ended April 30, 2009	From Inception on March 2, 2007 Through April 30, 2010
OPERATING ACTIVITIES

Net loss	$(88,634)	$(60,742)	$(191,695)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of prepaid expenses	44,889	-	44,889

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	28,098	48,284	89,867

Net Cash Used in Operating Activities	(15,647)	(12,458)	(56,939)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	-	7,500	41,513
Proceeds from loans from related parties	17,025	-	17,025

Net Cash Provided by Financing Activities	17,025	7,500	58,538

NET INCREASE (DECREASE) IN CASH	1,378	(4,958)	1,599

CASH AT BEGINNING OF PERIOD	221	23,748	-

CASH AT END OF PERIOD	$1,599	$18,790	$1,599

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$65,269	$-	$65,269
Stock issued for prepaid services	$385,000	$-	$385,000

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010 and July 31, 2009

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2009 audited financial statements.  The results of operations for the periods ended April 30, 2010 and 2009 are not necessarily indicative of the operating results for a full year.

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
April 30, 2010 and July 31, 2009

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

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010 and July 31, 2009

NOTE 4 – SIGNIFICANT TRANSACTIONS

Pursuant to a Purchase Agreement, the Company transferred its Pepper Hope mineral claim located in British Columbia to Mr. Jeff Wiegel, its former officer and director. In exchange for receiving ownership of the Pepper Hope claim, Mr. Wiegel has delivered all of his 2,500,000 shares of common stock back to us for cancellation. As part of the Split-off, Mr. Wiegel agreed to assume any and all liabilities which may be related to the Pepper Hope mineral claim.  As a result of the Split-Off, the Company is no longer pursuing our business plan of exploring mineral properties in British Columbia. The Company’s business plan was to explore the Pepper Hope claim for any commercially exploitable base or precious metal deposits. Since the inception of this plan of operations, however, the Company has experienced continual delays in locating and retaining proper geologists to perform the planned field work at reasonable cost and have suffered mounting financial losses. As a result, the Company has not been able to continue with its planned exploration work and has been unable to obtain any additional financing. Because of the difficulties in completing the initial phases of our exploration program and the resulting need for additional funding, the Company has determined that its plan of operations is no longer commercially viable. Following the Split-off, the Company’s new management has been evaluating alternative business opportunities with which it can go forward as an operating business. The Company has identified a new business opportunity and is currently in a Letter of Interest stage. The business is a retail distributor of heating oil and kerosene in the state of New York. Completion of the acquisition is based on the completion of two years audit reports for their fiscal year ending June 30, 2010 and a valuation report.  There can be no assurance, however, that the Company will be able to continue as a going concern.

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

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010 and July 31, 2009

NOTE 5-RELATED PARTY TRANSACTIONS

In January 2009, the Company was loaned $22,947 by one of its principal shareholders. The loan was non interest bearing, unsecured and due upon demand. The loan was repaid. In November 2009 a principal shareholder loaned the Company $4,000 to cover the cost of the July 31, 2009 audit. As part of the change in control of the Company’s common shares, the shareholder cancelled the Company’s obligation to repay the loan and $61,269 in legal fees. These amounts have been recorded as contributed capital.

Additionally with the change in control, a new shareholder made an advance to the Company of $9,500 in November 2009. In January 2010 the same shareholder negotiated a settlement with the billing of a vendor for a reduced price of $3,525 of the $4,525 that was billed. This settlement was paid directly to the vendor and has been accounted for as an advance by the shareholder to the Company. Additionally the same shareholder advanced $4,000 in April 2010 for ongoing working capital requirements. The advances by the shareholder are non interest bearing, unsecured and are to be repaid once the Company has sufficient cash resources to repay the advances.

NOTE 6 – SUBSEQUENT EVENTS

On February 12, 2010 the Company entered into an agreement with Wingspan Foundation (“Wingspan”) to invest in NABC SA Mining Company in Cote d’lvoire which provided for a due diligence period through March 15, 2010. Upon a visit to the site by the Company’s Vice President and geologist, Mr. David Hedderly-Smith the due diligence period was extended until May 15, 2010.

Based on the test results of the lab samples provided by Dr. Hedderly-Smith the Company determined that it was not in its best interests to continue under the existing Letter Agreement. Further, it turns out that the underlying entity, New Africa Business Corporation (NABC) that had its agreement with Wingspan was unable to provide the Company with additional geologic data for our internal review during the extended diligence period. Consequently, the Company dropped its interest in the joint venture opportunity.

On May 24, 2010 the Company entered into a Letter of Intent with American Bio Fuels, LLC whereby the Company is to acquire all of the issued and outstanding shares of Able Energy New York (“Able”).

Able is a retail distributor of home heating oil in New York state.  The Company anticipates that once the acquisition of Able is completed, with adequate funding, will be able to expand its operations through acquisitions, organic growth and integration of distributors in contiguous and new markets.

NOTE 6 – SUBSEQUENT EVENTS (CONTINUED)

The purchase is subject to a valuation of the business and two years audited financial statements through its year end of June 30, 2010. Final terms and determination of a price structure are anticipated to be completed by the end of the audit.

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

We have been in the business of mineral exploration and we formerly owned a mineral claim located in British Columbia.  Following a recent change in control as reported on our Current Report on Form 8-K filed November 16, 2009, we have determined to re-focus our efforts in the area of precious metals mining.  Specifically, we are now focusing on the evaluation and potential acquisition of small near term production gold mines and other mining claims that may be in or outside the United States, along with other opportunities that are viable operating companies that will have the ability to grow their operations with acquisitions/mergers.

On February 12, 2010, we entered into a letter agreement (entitled “Full Corporate Offer,” hereinafter, the “Agreement”) with Wingspan Foundation (“Wingspan”), a private Panama corporation.  Under the Agreement, we had the opportunity to participate in joint venture ownership of the Kousassi-Datekro Manganese Mine in Cote d’Ivoire.

Our participation in the Kousassi-Datekro Manganese Mine venture was dependent upon the results of the due diligence conducted by our Vice President and geologist, Dr. Hedderly-Smith. Mr. Smith returned with samples of the ore which were tested in a laboratory to verify the presented manganese yields. Further, at the meeting in Cote d’Ivoire, we received a verbal 60 day extension to conduct our due diligence, through May 15, 2010.

Based on the test results of the lab samples provided by Dr. Hedderly-Smith, we determined that it was not in our best interests to continue under the existing Agreement. Further, the underlying entity, New Africa Business Corporation (NABC), that had its agreement with Wingspan was unable to provide us with additional geologic data for our internal review during the extended diligence period. Consequently, we had no choice but to drop our interest in the joint venture opportunity.

On May 22, 2010, we entered into a non-binding letter of intent with American Bio Fuels, LLC (“ABF”) for the potential purchase of 100% of the issued and outstanding stock of ABF’s wholly-owned subsidiary, Able Energy New York, Inc.  (“Able NY”). Able NY is a retail distributor of home heating oil in New York.  Under the letter of intent, Able NY has agreed to complete an audit of its financial statements for the fiscal years ending June 30, 2009 and June 30, 2010.  During the pendency of the audit of Able NY’s financial statements, the parties will be evaluating the business and expansion plans of Able NY and conducting other due diligence regarding the proposed acquisition.

It is contemplated that the purchase price for the proposed acquisition will be in the form of new common shares in Goldspan Resources, Inc.  The purchase is subject to a valuation of the business and two years audited financial statements through Able NY’s fiscal year ended June 30, 2010. Final terms and determination of a price structure are anticipated to be completed by the end of the audit.

We contemplate that, upon closing of the proposed acquisition, additional funding will be sought for the purpose of expanding the operations of Able NY through acquisitions, organic growth, and integration of distributors in contiguous and new markets.

Expected Changes In Number of Employees, Plant, and Equipment

Once our contemplated acquisition of Able Energy NY is complete, we expect that our plant, employees and equipment will all increase through the addition of that company’s, land, warehouse, employees and equipment used in its fuel delivery operations.  In addition, our plant, employees, and equipment may continue to grow though the consolidation of smaller operators as part of Able Energy NY’s business plan.  Additional details regarding potential increases in plant, employees and equipment will become available as our due diligence on the contemplated acquisition of Able Energy NY continues.

Results of Operations for the three and nine months ended April 30, 2010

We did not earn any revenues from inception on March 2, 2007 through the period ending April 30, 2010. We can provide no assurance that we will produce significant revenues in the future, or, if revenues are earned, that we will be profitable.

We incurred operating expenses of $192,695 and net losses in the amount of $191,695 from our inception on March 2, 2007 through the period ending April 30, 2010.  We incurred operating expenses and net loss of $69,916 during the three months ended April 30, 2010, compared to operating expenses and a loss in the amount of $57,259 during the three months ended April 30, 2009.

We incurred operating expenses of $89,634, with a net loss in the amount of $88,634 during the nine months ended April 30, 2010, compared to operating expenses and a net loss in the amount of $60,742 during the nine months ended April 30, 2009. We negotiated a discount on outstanding professional fees in the amount of $1,000. The nine months of operations for the period ended April 30, 2010 included $1,000 that has been classified as extinguishment of debt.

Our operating expenses from inception through April 30, 2010 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development.

Liquidity and Capital Resources

As of April 30, 2010, we had cash of $1,599 and working capital of $300,087. Included in our current assets is $340,111 in prepaid expenses in the form of Company shares issued pursuant to a contract for investor relations services. We currently do not have any operations and we have no revenues. We are currently engaged in efforts to raise additional debt and/or equity capital, but we do not have any firm arrangements for financing and we may not be able to obtain financing when required, in the amount necessary to fund our contemplated operations, or on terms that are financially feasible.

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

Off Balance Sheet Arrangements

As of April 30, 2010, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. Although we have working capital of $300,087 as of April 30, 2010,  $340,111 of our current assets consists of  prepaid investor relations expenses.  We have an accumulated deficit of $191,695 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. John Baird and Mr. Leon Caldwell, respectively.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2010.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2010.

Item 5.     Other Information

The Company has received short term advances from a shareholder totaling $17,025. These advances have been made to cover operating costs until the Company can generate its own cash flow. These advances are non interest bearing and will be repaid to the shareholder when the Company has sufficient capital to repay them.

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

Goldspan Resources, Inc.

Date:	June 14, 2010

By: /s/ John C. Baird John C. Baird Title: Chief Executive Officer and Chairman of the Board