Form 10-K
period 2010-07-31
Goldspan Resources, Inc.
filed 2012-05-24
CIK 1413659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-146442

Goldspan Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-3342907
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

836 Fernbrook Court Vacaville, CA	95687
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 707.469.8732

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $115,059 as of January 31, 2012

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 63,199,631 as of May 22, 2012

PART I

Item 1. Business

We were incorporated on March 2, 2007, under the laws of the state of Nevada. Our current business plan is focused on the acquisition and development of certain mineral properties located in Alaska.

On April 5, 2012, we entered into a non-binding letter of intent with Alix Resources Corp. (“Alix”) for the potential purchase of an option to acquire a 60% ownership interest in certain mineral properties known as the “Golden Zone Property” located in the State of Alaska (the “Property”). The Property is located along the south flank of the Alaska Range 15 miles west of the Parks Highway, approximately halfway between the cities of Anchorage and Fairbanks. Alix has the existing option on the Property (the “Underlying Option”) which was entered into in September of 2010 with Hidefield Gold Inc. and Mines Trust Company (collectively the "Owners") whereby Alix can earn up to a 70% interest in the Property.

The letter of intent contemplates the sale of an option to us which, when exercised in conjunction with the Underlying Option held by Alix, will result in our ownership of 60% of the Property, with Alix retaining 10% ownership.

The letter of intent contemplates the sale of an option to us which, when exercised in conjunction with the Underlying Option held by Alix, will result in our ownership of 60% of the Property, with Alix retaining 10% ownership. In order to maintain our rights under the contemplated option agreement and ultimately exercise the option, the letter of intent contemplates that we will make the following payments:

a)	pay Alix Resources an amount of CDN $1,000,000 as follows:

i)	an initial amount of CDN $200,000 upon execution of the Definitive Agreement;
ii)	an additional amount of CDN $300,000 on or before that date which is 12 months from the date of the Definitive Agreement; and
iii)	the remaining amount of CDN $500,000 on or before that date which is 24 months from the date of the Definitive Agreement;

b)	fund CDN $3,500,000 in exploration expenditures as follows:

i)	an initial amount of CDN $1,500,000 on or before that date which is 12 months from the date of the Definitive Agreement; and
ii)	the remaining CDN $2,000,000 on or before that date which is 24 months from the date of the Definitive Agreement; and

c)	assume all payment obligations of the Alix Group under the Underlying Agreement, including but not limited to:

i)	all outstanding and ongoing cash payments required under Section 2.3 of the Underlying Agreement;
ii)	all outstanding and ongoing share issuance obligations under Section 2.3 of the Underlying Agreement, such that Goldspan shall issue securities in its capital in lieu and in replacement of Alix Resources issuing securities in its respective capital;
iii)	all cash payment and share issuance obligations under Section 2.8 of the Underlying Agreement, such that Goldspan shall issue securities in its capital in lieu and in replacement of Alix Resources issuing securities in its respective capital; and
iv)	all lease payments, taxes or other amounts payable to the State of Alaska or other governmental authorities with respect to the Property.

Alix is required to notify the Owners of the Property of the letter of intent. Upon exercise of our option, the Owners will have the option to form a joint venture with us and Alix or sell their remaining 30% interest in the Property in exchange for an overriding perpetual royalty equal to 2.5% of the net smelter returns.

The letter of intent is non-binding and conditional upon the parties’ entry into a definitive agreement, the completion of our due diligence on the Property, and the approval of the Owners and any necessary regulatory approvals.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock had been quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. However, due to late filings, the stock has is only currently listed on Pink Sheets. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the under the symbol “GSPN.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending July 31, 2010
Quarter Ended	High $	Low $
July 31, 2010	$.50	$.10
April 30, 2010	$.40	$.10
January 31, 2010	n/a	n/a
October 31, 2009	n/a	n/a

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

Holders of Our Common Stock

As of May 22, 2012 we had 63,199,631 shares of our common stock issued and outstanding, held by 56 shareholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations for the years ended July 31, 2010 and 2009

We have not had any revenues since the inception of our business and we earned no revenues during the fiscal year ended July 31, 2010. We incurred operating expenses in the amount of $363,902 for the fiscal year ended July 31, 2010. We incurred operating expenses in the amount of $55,019 for the year ended July 31, 2009. Our 2010 operating expenses included $304,819 for investor relations, audit fees of $9,300, legal fees of $16,885 and officer and director expense of $14,568. By way of comparison our operating expenses in 2009 included $-0- for investor relations, audit fees of $8,575, legal fees of $25,543 and officer and director expense of $18,880. We have incurred total net losses of $362,902 for the year ended July 31, 2010 compared to $55,019 for the year ended July 31, 2009. We expect to continue to incur operating losses until we are able to establish revenues.

Liquidity and Capital Resources

As of July 31, 2010, we had current assets in the amount of $155,340 consisting of cash of $161 and prepaid investor relations services of $155,179. We had current liabilities of $54,521 as of July 31, 2010 thus we had working capital of $100,819.

We will require significant financing in order to perform the terms of the purchase transaction for the Golden Zone Property as contemplated by the Letter of Intent. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue future or expanded operations. We have incurred cumulative net losses of $465,963 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any of our accounting policies currently fit this definition

Recently Issued Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our results of operations, cash flows, or other reported financial results.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment other than those pending acquisitions discussed regarding the Golden Zone Property in Alaska.

Personnel

As of March 26, 2012 the following were appointed as new officers and directors as follows:

David Hedderly-Smith – Chief Executive Officer and Chairman of the Board

Robert W. George II – Director and President

James McLaughlin – Director, Chief Financial Officer, and Treasurer

David Saykally – Director and Secretary

We currently have no other employees. We currently do not have specific plans to increase our number of employees.

Off Balance Sheet Arrangements

As of July 31, 2010, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of July 31, 2010 and 2009;
F-3	Statements of Operations for the years ended July 31, 2010 and 2011, and from inception on March 2, 2010 through July 31, 2010;
F-4	Statement of Stockholders’ Equity (Deficit) as of July 31, 2010;
F-5	Statements of Cash Flows for the years ended July 31, 2010 and 2011, and from inception on March 2, 2010 through July 31, 2010;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Goldspan Resources, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Goldspan Resources, Inc., a Nevada Corporation, as of July 31, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from March 2, 2007 (inception) through July 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldspan Resources, Inc., as of July 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended and for the period from March 2, 2007 (inception) through July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

May 7, 2012

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

BALANCE SHEETS

AS OF JULY 31, 2010 AND 2009

ASSETS	July 31, 2010	July 31, 2009

Current Assets
Cash and cash equivalents	$161	$221
Prepaid consulting	155,179	—

TOTAL ASSETS	$155,340	$221

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$34,766	$61,769
Shareholder loans	19,755	—
Total Liabilities	54,521	61,769

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock - $0.001 par value; 400,000,000 shares authorized; 43,449,631 and 39,999,631 shares issued and outstanding, respectively	43,450	6,294
Additional paid-in capital	523,332	35,219
Deficit accumulated during the exploration stage	(465,963)	(103,061)
Total Stockholders' Equity (Deficit)	100,819	(61,548)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$155,340	$221

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31, 2010 AND 2009

FOR THE PERIOD FROM MARCH 2, 2007 (INCEPTION) TO JULY 31, 2010

	For the Year Ended July 31, 2010	For the Year Ended July 31, 2009	For the Period from March 2, 2007 (Inception) to July 31, 2010

REVENUES	$0	$0	$0

OPERATING EXPENSES
Management fees	—	18,880	18,880
Professional fees	353,171	35,881	433,251
General and administrative	10,731	258	14,832
TOTAL OPERATING EXPENSES	363,902	55,019	466,963

LOSS FROM OPERATIONS	(363,902)	(55,019)	(466,963)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	1,000	—	1,000

LOSS BEFORE PROVISION FOR INCOME TAXES	(362,902)	(55,019)	(465,963)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(362,902)	$(55,019)	$(465,963)

LOSS PER SHARE: basic and diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: basic and diluted	41,087,165	40,791,855

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF JULY 31, 2010

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Inception, March 2, 2007	0	$0	$0	$0	$0

Shares issued for cash at $0.001 per share	34,953,602	5,500	0	—	5,500

Shares issued for cash at $0.0075 per share	15,856,224	2,495	16,218	—	18,713

Shares issued for cash at $0.20 per share	311,405	49	9,751	—	9,800

Net loss for the period ended July 31, 2007	—	—	—	(3,585)	(3,585)

Balance, July 31, 2007	51,121,231	8,044	25,969	(3,585)	30,428

Net loss for the year ended July 31, 2008	—	—	—	(44,457)	(44,457)

Balance, July 31, 2008	51,121,231	8,044	25,969	(48,042)	(14,029)

Shares issued for cash at $0.01 per share	4,766,400	750	6,750	—	7,500

Shares cancelled in spin off on August 26, 2008	(15,888,000)	(2,500)	2,500	—	0

Net loss for the year ended July 31, 2009	—	—	—	(55,019)	(55,019)

Balance, July 31, 2009	39,999,631	6,294	35,219	(103,061)	(61,548)

Effect of forward stock split	—	33,706	(33,706)	—	—

Stock issued for services	3,450,000	3,450	456,550	—	460,000

Debt cancelled as contributed capital	—	—	65,269	—	65,269

Net loss for the year ended July 31, 2010	—	—	—	(362,902)	(362,902)

Balance, July 31, 2010	43,449,631	$43,450	$523,332	$(465,963)	$100,819

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2010 AND 2009

FOR THE PERIOD FROM MARCH 2, 2007 (INCEPTION) TO JULY 31, 2010

	For the Year Ended July 31, 2010	For the Year Ended July 31, 2009	For the Period from March 2, 2007 (Inception) to July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(362,902)	$(55,019)	$(465,963)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock for services	304,821	—	304,821
Changes in operating assets and liabilities:
Accounts payable	34, 266	23,992	96,035
Cash flows used in operating activities	(23,815)	(31,027)	(65,107)

CASH FLOWS USED IN INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans	24,055	—	24,055
Repayment of shareholder loans	(300)	—	(300)
Proceeds from common stock issued	—	7,500	41,513
Cash flows provided by financing activities	23,755	7,500	65,268

Net increase (decrease) in cash and cash equivalents	(60)	(23,527)	161

Cash and cash equivalents – beginning of period	221	23,748	—

Cash and cash equivalents – end of period	$161	$221	$161

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid consulting	$460,000	$0	$460,000
Shareholder loan converted to contributed capital	$4,000	$0	$4,000
Accounts payable converted to contributed capital	$61,269	$0	$61,269

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2010

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Goldspan Resources, Inc. (the Company) was incorporated in the State of Nevada on March 2, 2007. The Company is engaged in the principal business activity of acquiring and developing mineral properties.

Exploration Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by exploration-stage companies. An exploration-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues therefrom.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America.  The Company has adopted a July 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, prepaid expenses, accounts payable, and shareholder loans. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Basic Income (Loss) per Common Share

Basic Income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2010 and 2009.

	Year Ended July 31, 2010	Year Ended July 31, 2009
Income (loss) (numerator)	$(362,902)	$(55,019)
Shares (denominator)	41,087,165	40,791,855
Per share amount	$(.01)	$(.00)
F-6

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2010

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition

The Company is in the exploration stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expense during the years ended July 31, 2010 and 2009.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Stock-based compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. There has been no stock-based compensation issued to employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock-based compensation issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, stock, stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. There were 3,450,000 common shares valued at $460,000 issued to four consultants for services during fiscal year ended July 31, 2010.

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

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2010

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

No recent accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

Income Taxes

The Company provides for income taxes using an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

As of July 31, 2010, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	July 31, 2010	July 31, 2009
Income tax expense at statutory rate	$127,077	$21,457
Common stock issued for services	(75,037)	—
Valuation allowance	(52,040)	(21,457)

Income tax expense per books	$—	$—

Net deferred tax assets consist of the following components as of:

	July 31, 2010	July 31, 2009
Net operating loss carryover	$(92,234)	$(40,194)
Valuation allowance	92,234	40,194
Net deferred tax asset	$—	$ -)

It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of July 31, 2010, there have been no interest or penalties incurred on income taxes.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2010

NOTE 2. PURCHASE AGREEMENT

On August 26, 2008, pursuant to a Purchase Agreement, the Company transferred its Pepper Hope mineral claim located in British Columbia to Mr. Jeff Wiegel, its former officer and director (the “Spin-Off”). In exchange for receiving ownership of the Pepper Hope claim, Mr. Wiegel has delivered all of his 15,888,000 shares of common stock back to the Company for cancellation. As part of the Spin-off, Mr. Wiegel agreed to assume any and all liabilities which may be related to the Pepper Hope mineral claim.

NOTE 3. CAPITAL STOCK

On March 6, 2007, the Company received $5,500 from its founders for 34,953,602 shares of its common stock. On June 24, 2007, the Company completed an unregistered private offering under the Securities Act of 1933, as amended, relying upon the exemption from registration afforded by Rule 504 of Regulation D promulgated thereunder.  The Company sold 15,856,224 shares of its $0.001 par value common stock at a price of $0.00118 per share for $18,713 in cash. On May 6, 2010, the Company sold 311,405 shares of its $0.001 par value common stock at a price of $0.03 per share for $9,800 in cash.

Following his appointment as sole officer and director on August 26, 2008, Mr. Alan Shinderman purchased 4,766,400 shares of the Company's $0.001 par value common stock at a purchase price of $0.00157 per share for $7,500 in cash. The Company also canceled 15,888,000 shares of its common stock in connection with the spin-off of certain mineral properties as described in Note 2.

As part of the reorganization in November 2009, the Company’s attorney forgave $61,269 in prior accounts payable which was contributed to paid-in capital. On November 11, 2009, the Company’s board of directors approved a forward split of the Company’s common stock on the basis of 6.3552 shares for each share issued and outstanding, payable upon surrender of old certificates. The forward split was approved by FINRA effective December 13, 2009. All share and per share data has been adjusted to reflect such split.

On May 20, 2010, the Company amended its Articles of Incorporation to increase its authorized common shares to 400,000,000. Par value remains at $.001. Also, during the fiscal year ended July 31, 2010, the Company issued 3,450,000 common shares at valued at $460,000 to four consultants for investor relation contracts for services to be rendered for periods ranging from three to six months.

NOTE 4. SHAREHOLDER LOANS

A shareholder made loans to the Company totaling $20,055 during the year. The loans are unsecured, due on demand, bear no interest, and have no specified terms of repayment. A repayment of $300 was made during the year.

NOTE 5. SUBSEQUENT EVENTS

Effective September 15, 2010 Leon Caldwell resigned as CFO and Barbara Erdmann resigned as Secretary.

Effective November 22, 2010 John Baird resigned as the Chairman of the Board.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2010

NOTE 5. SUBSEQUENT EVENTS (CONTINUED)

Effective April 28th, 2011, Vincent Franzone and Fred Jackson, Jr. resigned from their positions and appointed Robert W. George II as Chairman of the Board, CEO and President and James McLaughlin as CFO and Secretary.

On March 26, 2012, the board of directors appointed the following new officers and directors:

· David Hedderly-Smith – Chief Executive Officer and Chairman of the Board

· Robert W. George II – Director and President

· James McLaughlin – Director, Chief Financial Officer, and Treasurer

· David Saykally – Director and Secretary

Concurrently, Robert W. George II resigned as CEO and as the Chairman of the Board.

On April 5, 2012, we entered into a non-binding letter of intent with Alix Resources Corp. (“Alix”) for the potential purchase of an option to acquire a 60% ownership interest in certain mineral properties known as the “Golden Zone Property” located in the State of Alaska (the “Property”). The Property is located along the south flank of the Alaska Range 15 miles west of the Parks Highway, approximately halfway between the cities of Anchorage and Fairbanks. Alix has the existing option on the Property (the “Underlying Option”) which was entered into in September of 2010 with Hidefield Gold Inc. and Mines Trust Company (collectively the "Owners") whereby Alix can earn up to a 70% interest in the Property.

The letter of intent contemplates the sale of an option to us which, when exercised in conjunction with the Underlying Option held by Alix, will result in our ownership of 60% of the Property, with Alix retaining 10% ownership.

In accordance with ASC 855-10, the Company’s management has analyzed its operations through the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those discussed above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending July 31, 2010.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended July 31, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of July 31, 2010, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii)_are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of May 22, 2012 and their present positions.

Name	Age	Office(s) held
David Hedderly-Smith	63	Chairman of the Board
Robert W. George II	65	CEO, President and a Director
James McLaughlin	65	CFO
David Saykally	65	Secretary

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

David Hedderly-Smith, Ph.D., P. Geo., CEO and Chairman of the Board, has nearly 40 years of varied experience in the minerals exploration industry. Since the early 1970s, he has worked as a staff exploration geologist for major mining companies and junior exploration companies, a state regulator (three years as the Deputy Director for Minerals in Alaska's Department of Natural Resources in the 1980s), a consultant, and a property owner.

Since leaving Alaska's government in 1984, he has worked throughout Alaska, the Western United States and Western Canada as a consultant to major and junior mining and energy companies, Alaskan native corporations, and governmental entities on base and precious metal, uranium, specialty metal, coal, tar sands and water projects.

He obtained his MS in geological sciences from the University of Washington in 1975 and his PhD in geology/geochemistry from the University of Utah in 1997. David currently serves as a senior consultant to several Canadian junior exploration companies and is also a director of Alix Resources, a Canadian junior company listed on the TSX-Ventures Exchange.

Robert W. George II, President and a Director, currently serves as Managing Director of Grosvenor Financial Partners, LLC. He is a multi-disciplined technology executive with extensive experience in product design and commercialization, running successful companies in both the public and private sectors, and creating solutions for marketing and international licensing and joint ventures. Mr. George’s prior experience includes the following:

2001-Present - Managing Director, Grosvenor Financial Partners, LLC

1995-2001 - President and CEO, Commerce Direct Systems, Inc. Napa, CA.

1993-1995 - President and CEO, Imagineering International, Inc., Nashua, NH

1982-1993 - President and CEO, Denning Mobile Robotics, Inc. Wilmington, MA

1981-1982 - Director of Engineering, Nike, Inc. Exeter, NH.

1979-1981 - Asst. Vice President, Foster-Miller Associates, Inc., Waltham, MA

James McLaughlin, Chief Financial Officer, Treasurer, and a Director, has twenty-five years experience in the financial markets and on Wall Street as a consultant, principal, and partner. He is President and CEO of McLaughlin Capital Markets, Inc. an independent investment firm located in San Francisco acting as agent for venture capital, investment banking, and private equity transactions in Asia and North America. Mr. McLaughlin is a partner with MPM, LLC a private investment banking group located in New Orleans focused on energy related transactions. He was employed by Shearson Lehman and Bear Stearns prior to 1989 when he founded McLaughlin Capital Markets as an NASD member firm providing research, portfolio hedging, and trading to institutional clients. Mr. McLaughlin graduated from the University of Utah with a B.S. in Economics.

David Saykally, Secretary and a Director, is a specialist in building and rebuilding hi-tech businesses. He is founder of CP Software Group, a private equity venture development company. His current and prior business experience includes the following:

Founder/CEO, CP Software Group (8/91 – Present);

President/CEO, Unify Corporation (6/87-7/91);

President/Answer Systems (11/85 – 6/87);

Vice President & General Manager/Informatics (12/84-10/85);

President/Context Management Systems, (2/83 – 11/84);

Vice President Marketing and Business Development/Informatics (1/81 – 1/83);

Informatics (6/69 – 12/80): Software Engineer, Sales Representative, Software Development Manager, Director of Technical Services.

Bachelor of Arts (Philosophy), University of Notre Dame, 1969.

Masters of Business Administration (Management), Pepperdine University, 1978.

There are no family relationships among any of our current or former directors or executive officers.

Directors

Our bylaws authorize no less than one (1) director. We currently have three Directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K.

 Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

-	The appropriate size of our Board of Directors;
-	Our needs with respect to the particular talents and experience of our directors;
-	The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;
-	Experience in political affairs;
-	Experience with accounting rules and practices; and
-	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics

As of July 31, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Currently, our compensation system consists only of limited cash compensation paid to those officers and directors who are primarily responsible for the daily operations of the company. The objective of the cash compensation paid by the company is to provide fair reimbursement for the time spent by our executive officers to the extent feasible within the financial constraints faced by our developing business.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended July 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)[1]	Total ($)
Jeff Wiegel, former CEO, CFO, President, Secretary-Treasurer, & Director	2009 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Alan Shinderman, former CEO, CFO, President, Secretary-Treasurer, & Director	2009 2010	$16,464 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
Vincent J. Franzone, former CEO, President & Director	2010	0	0	0	0	0	0	0	0
Fred W. Jackson, former COO & Director	2010	0	0	0	0	0	0	0	0
Leon Caldwell, former CFO and former President & Director	2010	0	0	0	0	0	0	3,300	3,300
Barbara Erdmann, former Secretary	2010	0	0	0	0	0	0	1,500	1,500
John Baird, former Chairman and former CEO	2010	0	0	0	0	0	0	0	0
David Hedderly-Smith, former officer and director	2010	0	0	0	0	0	0	9,768	9,768

1 Mr. Caldwell and Barbara Erdmann were paid consulting fees to a Corporation in which they are 100% owners. Mr. Smith was paid consulting fees amounting to $1,640 and accrued additional consulting fees in the amount of $8,128.

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers. Our executive officers currently do not receive any regular fixed compensation.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
John Baird	0	0	0	0	0	0	0	0	0
Vincent J. Franzone	0	0	0	0	0	0	0	0	0
Fred W. Jackson	0	0	0	0	0	0	0	0	0
Leon Caldwell	0	0	0	0	0	0	0	0	0
Barbara Erdmann	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year ended July 31, 2010.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Baird	0	0	0	0	0	0	0
Vincent Franzone	0	0	0	0	0	0	0
Fred Jackson	0	0	0	0	0	0	0

Narrative Disclosure to Compensation of Directors Table

We do not pay any compensation to our directors at this time.

Stock Option Plans

We have not adopted any stock option or incentive plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of May 22, 2012 by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 63,199,631 Shares of Common Stock issued and outstanding as of May 22, 2012.

Title of Class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
Common	David Hedderly-Smith, CEO 7533 Pinebrook Road Park City, UT 84098	1,999,994	3.16%
Common	Robert W. George II, President 836 Fernbrook Court Vacaville, CA 95687
Common	James McLaughlin 836 Fernbrook Court Vacaville, CA 95687
Common	David Saykally 836 Fernbrook Court Vacaville, CA 95687
Common Stock	All Officers and Directors as a Group	1,999,994	3.16%

Common Stock	5% Shareholders
Common	Richard Carey (Includes 1,415,021 held in the name of L. S. LLC in which Mr. Carey is a 100% owner) 708 Capitol Ave Cheyenne, WY 82007	17,415,021	27.56%
Common	Carey Family Living Trust Christine M Cruz, Trustee 1705 N. Farragut Portland, OR 97217	3,450,003	5.46%
Common	Michael Arnone 14 Alston Court Red Bank, NJ 07701	3,500,000	5.22%

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

1. On August 26, 2008, we transferred our Pepper Hope mineral claim to Mr. Jeff Wiegel, our former officer and director (the “Split-Off”). In exchange for receiving ownership of the Pepper Hope claim, Mr. Wiegel delivered all of his 15,888,000 shares of common stock back to us for cancellation. As part of the Split-off, Mr. Wiegel agreed to assume any and all liabilities which may be related to the Pepper Hope mineral claim.

2. David Hedderly-Smith currently serves as a director of Alix Resources Corp. As discussed above, we are party to a letter of intent with Alix Resources Corp. regarding the potential purchase of an option to acquire a 60% ownership interest in certain mineral properties known as the “Golden Zone Property” located in the State of Alaska.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31	Audit Services	Audit Related Fees (prior period audit fee)	Tax Fees	Other Fees (Quarterly Reviews)
2010	$4,250	$0	$0	$4,000
2009	$5,300	$1,800	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
23.1	Consent of Silberstein Ungar, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter of Intent with Alix Resources Corp.[2]

[1]	Incorporated by reference to Registration Statement on Form SB-2 filed October 2, 2007.
[2]	Incorporated by reference to Current Report on Form 8-K filed April 25, 2012.
17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Goldspan Resources, Inc

By:	/s/ David Hedderly-Smith
David Hedderly-Smith Chief Executive Officer, and Director
May 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Hedderly-Smith
David Hedderly-Smith Chief Executive Officer and Director
May 24, 2012

By:	/s/ James McLaughlin
James McLaughlin Chief Financial Officer, Treasurer, and Director
May 24, 2012

By:	/s/ Robert W. George II
Robert W. George II President and Director
May 24, 2012

By:	/s/ David Saykally
David Saykally, Secretary and and Director
May 24, 2012

