Form 10-Q
period 2010-10-31
Goldspan Resources, Inc.
filed 2012-07-06
CIK 1413659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-146442

Goldspan Resources, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	26-3342907
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

836 Fernbrook Court, Vacaville, CA 95687
(Address of principal executive offices)

707.469.8732
(Issuer’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,199,631 as of June 22, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of October 31, 2010 and July 31, 2010 (unaudited);
F-2	Statements of Operations for the three months ended October 31, 2010 and October 31, 2009 and from Inception on March 2, 2007 through October 31, 2010 (unaudited);
F-3	Statement of Stockholders’ Deficit from inception on March 2, 2007 through October 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the three months ended October 31, 2010 and October 31, 2009 and from Inception on March 2, 2007 through October 31, 2010 (unaudited);
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation and for the financial statements to be not misleading have been included. Operating results for the interim period ended October 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

3

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

Balance Sheets

(unaudited)

ASSETS

	October 31,	July 31,
	2010	2010

CURRENT ASSETS

Cash	$—	$161
Prepaids	—	155,179

Total Current Assets	—	155,340

TOTAL ASSETS	$—	$155,340

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$36,772	$34,766
Loan from shareholder	19,755	19,755

Total Current Liabilities	56,527	54,521

STOCKHOLDERS' DEFICIT

Common stock: $0.001 par value; 400,000,000 shares authorized; 61,449,631 and 43,449,631 shares issued and outstanding, respectively	61,450	43,450
Additional paid-in capital	523,332	523,332
Deficit accumulated during the exploration stage	(641,309)	(465,963)

Total Stockholders' Deficit	(56,527)	100,819
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$155,340

The accompanying notes are an integral part of these financial statements.

F-1

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

			From Inception
	For the Three	For the Three	on March 2,
	Months Ended	Months Ended	2007 Through
	October 31,	October 31,	October 31,
	2010	2009	2010

REVENUES	$—	$—	$—

OPERATING EXPENSES

Management fees	18,000	0	36,880
Professional fees	157,185	5,140	591,436
General and administrative	161	1,060	13,993

Total Operating Expenses	175,346	6,200	642,309

LOSS FROM OPERATIONS	(175,346)	(6,200)	(642,309)

OTHER INCOME/EXPENSE

Extinguishment of Debt	—	—	1,000

LOSS BEFORE INCOME TAXES	(175,346)	(6,200)	(641,309)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(175,346)	$(6,200)	$(641,309)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	47,049,631	39,999,631

The accompanying notes are a integral part of these financials statements.

F-2

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
Statement of Stockholders' Deficit
(unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Balance, March 2, 2007	—	$—	$—	$—	$—

Shares issued for cash at $0.001 per share to the founders	34,953,602	5,500	—	—	5,500

Shares issued for cash at $0.0075 per share on June 24, 2000	15,856,224	2,495	16,218	—	18,713

Shares issued for cash at $0.20 per share on June 29, 2007	311,405	49	9,751	—	9,800

Net loss for the period ended July 31, 2007	—	—	—	(3,585)	(3,585)

Balance, July 31, 2007	51,121,231	8,044	25,969	(3,585)	30,428

Net loss for the year ended July 31, 2008	—	—	—	(44,457)	(44,457)

Balance, July 31, 2008	51,121,231	8,044	25,969	(48,042)	(14,029)

Shares issued for cash at $0.01 per share on	4,766,400	750	6,750	—	7,500

Shares cancelled in spin off on August 26, 2008	(15,888,000)	(2,500)	2,500	—	—

Net loss for year ended July 31, 2009	—	—	—	(55,019)	(55,019)

Balance, July 31, 2009	39,999,631	6,294	35,219	(103,061)	(61,548)

Effect of forward stock split		33,706	(33,706)		—

Shares issued for services at $0.13 per share	3,450,000	3,450	456,550	—	460,000

Contributed capital	—	—	65,269	—	65,269

Net loss for the year ended July 31, 2010				(362,902)	(362,902)

Balance, July 31, 2010	43,449,631	43,450	523,332	(465,963)	100,819

Shares issued for services at $.001 per share	18,000,000	18,000	—	—	18,000

Net loss for the three months ended October 31, 2010	—	—	—	(175,346)	(175,346)

Balance, October 31, 2010	61,449,631	$61,450	$523,332	$(641,309)	$(56,527)

The accompanying notes are an integral part of these financial statements.

F-3

GOLDSPAN RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
	For the Three	For the Three	on March 2,
	Months Ended	Months Ended	2007 Through
	October 31,	October 31,	October 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(175,346)	$(6,200)	$(641,309)
Adjustments to reconcile net income to net cash provided by operating activities:
Issuance of common stock for services	173,179		478,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,006	2,314	98,041

Net Cash Used in Operating Activities	(161)	(3,886)	(65,268)

INVESTING ACTIVITIES	—	—	—

FINANCING ACTIVITIES
Increase in loan from shareholder	0	0	24,055
Repayment of shareholder loans	0	0	(300)
Proceeds from common stock issued	—	—	41,513

Net Cash Provided by Financing Activities	—	—	65,268

NET DECREASE IN CASH	(161)	114	—

CASH AT BEGINNING OF PERIOD	161	221	—

CASH AT END OF PERIOD	$—	$335	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—	$—
Income Taxes	$—	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for prepaid consulting	$—		$460,000
Common stock issued for management fees	18,000	—	$18,000
Shareholder loan converted to contributed capital	$—	$—	$4,000
Accounts payable converted to contributed capital	$—	$—	$61,269

The accompanying notes are an integral part of these financial statements.

F-4

GOLDSPAN RESOURCES, INC.

Notes to Financial Statements

October 31, 2010 and July 31, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2010 and for all periods presented herein, and for them to be not misleading, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2010 audited financial statements. The results of operations for the periods ended October 31, 2010 are not necessarily indicative of the operating results for the full year.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 – SIGNIFICANT TRANSACTIONS

Effective September 15, 2010 Leon Caldwell resigned as CFO and Barbara Erdmann resigned as Secretary.

F-5

NOTE 4 – SUBSEQUENT EVENTS

Effective November 22, 2010 John Baird resigned as the Chairman of the Board.

Effective April 28th, 2011 Vincent Franzone and Fred Jackson, Jr. resigned from their positions and appointed Robert W. George II as Chairman of the Board, CEO and President and James McLaughlin as CFO and Secretary.

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

F-6

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which June cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview and Plan of Operations

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
4

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

Results of Operations for the three months ended October 31, 2010

We did not earn any revenues from inception on March 2, 2007 through the period ending October 31, 2010. We can provide no assurance that we will produce significant revenues in the future, or, if revenues are earned, that we will be profitable.

We incurred operating expenses of $642,309 and net losses in the amount of $641,309 from our inception on March 2, 2007 through the period ending October 31, 2010.  We incurred operating expenses and net losses in the amount of $175,346 during the three months ended October 31, 2010, compared to operating expenses and net losses in the amount of $6,200 during the three months ended October 31, 2009. Our operating expenses for the three months ended October 31, 2010 included $155,179 for investor relations, legal fees of $2,006, management fees of $18,000 and office expenses of $161. By way of comparison our operating expenses for the three months ended October 31, 2009 included auditing fees of $3,500, officer and director expenses of $1,640, auto expense of $605, lodging and meals of $201 and office expenses of $636.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development.

Liquidity and Capital Resources

As of October 31, 2010, we had no cash and no current assets. We had current liabilities and a working capital deficit of $56,527. We will require significant financing in order to perform the terms of the purchase transaction for the Golden Zone Property as contemplated by the Letter of Intent. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of October 31, 2010, there were no off balance sheet arrangements.

5

Going Concern

Our financial statements have been prepared on a going concern basis. As of October 31, 2010, we had a working capital deficit of $56,527 and an accumulated deficit of $641,309 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2010, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2010.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

6

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

Item 4.     Mine Safety Disclosures

Not applicable.

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Goldspan Resources, Inc.

By:	/s/ David Hedderly-Smith
David Hedderly-Smith Chief Executive Officer and Director
July 6, 2012

By:	/s/ James McLaughlin
James McLaughlin Chief Financial Officer and Director
July 6, 2012

8