Form 10-Q
period 2011-01-31
Goldspan Resources, Inc.
filed 2012-07-09
CIK 1413659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2011

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

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of January 31, 2011 and July 31, 2010 (unaudited);
F-2	Statements of Operations for the three and six months ended January 31, 2011 and January 31, 2010 and from Inception on March 2, 2007 through January 31, 2011 (unaudited);
F-3	Statement of Stockholders’ Deficit from inception on March 2, 2007 through January 31, 2011 (unaudited);
F-4	Statements of Cash Flows for the six months ended January 31, 2011 and January 31, 2010 and from Inception on March 2, 2007 through January 31, 2011 (unaudited);
F-5	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation and for the financial statements to be not misleading have been included. Operating results for the interim period ended January 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Balance Sheets

(unaudited)

ASSETS

	January 31	July 31,
	2011	2010

CURRENT ASSETS

Cash	$—	$161
Prepaids	—	155,179

Total Current Assets	—	155,340

TOTAL ASSETS	$—	$155,340

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$36,772	$34,766
Shareholder advances	19,755	19,755

Total Current Liabilities	56,527	54,521

STOCKHOLDERS' DEFICIT

Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 400,000,000 shares authorized; 63,449,631 and 43,449,631 shares issued, respectively and outstanding, respectively	61,450	43,450
Additional paid-in capital	523,332	523,332
Deficit accumulated during the development stage	(641,309)	(465,963)

Total Stockholders' Deficit	(56,527)	100,819
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$155,340

The accompanying notes are an integral part of these financial statements.

F-1

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

					From Inception
	For the Three	For the Three	For the Six	For the Six	on March 2,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 Through
	January 31,	January 31,	January 31,	January 31,	January 31,
	2011	2010	2011	2010	2011

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Management fees	0	0	18,000	0	36,880
Professional fees		12,472	157,185	17,611	591,436
General and administrative	—	1,046	161	2,107	13,993

Total Operating Expenses	—	13,518	175,346	19,718	642,309

LOSS FROM OPERATIONS	—	(13,518)	(175,346)	(19,718)	(642,309)

OTHER INCOME/EXPENSE

Extinguishment of Debt	—	1,000	—	1,000	1,000

LOSS BEFORE INCOME TAXES	—	(12,518)	(175,346)	(18,718)	(641,309)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$—	$(12,518)	$(175,346)	$(18,718)	$(641,309)

BASIC LOSS PER SHARE	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	61,449,631	39,999,631	54,549,631	39,999,631

The accompanying notes are a integral part of these financials statements.

F-2

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Statement of Stockholders' Deficit

(unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance, March 2, 2007	—	$—	$—	$—	$—

Shares issued for cash at $0.001 per share	34,953,602	5,500	—	—	5,500

Shares issued for cash at $0.0075 per share	15,856,224	2,495	16,218	—	18,713

Shares issued for cash at $0.20 per share	311,405	49	9,751	—	9,800

Net loss for the year ended July 31, 2007	—	—	—	(3,585)	(3,585)

Balance, July 31, 2007	51,121,231	8,044	25,969	(3,585)	30,428

Net loss for the year ended July 31, 2008	—	—	—	(44,457)	(44,457)

Balance, July 31, 2008	51,121,231	8,044	25,969	(48,042)	(14,029)

Shares issued for cash at $0.01 per share	4,766,400	750	6,750	—	7,500

Shares cancelled in spin off on August 26, 2008	(15,888,000)	(2,500)	2,500	—	—

Net loss for the year ended July 31, 2009				(55,019)	(55,019)

Balance, July 31, 2009	39,999,631	6,294	35,219	(103,061)	(61,548)

Effect of forward stock split		33,706	(33,706)		—

Shares issued for services at $0.13 per share	3,450,000	3,450	456,550	—	460,000

Contributed capital	—	—	65,269	—	65,269

Net loss for the year ended July 31, 2010				(362,902)	(362,902)

Balance, July 31, 2010	43,449,631	43,450	523,332	(465,963)	100,819

Shares issued for services at $.001 per share	18,000,000	18,000	—	—	18,000

Net loss for the six months ended January 31, 2011	—	—	—	(175,346)	(175,346)

Balance, January 31, 2011	61,449,631	$61,450	$523,332	$(641,309)	$(56,527)

The accompanying notes are an integral part of these financial statements.

F-3

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			From Inception
	For the Six	For the Six	on March 2,
	Months Ended	Months Ended	2007 Through
	January 31,	January 31,	January 31,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(175,346)	$(18,718)	$(641,309)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock for services	173,179	—	478,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,006	1,622	98,041

Net Cash Used in Operating Activities	(161)	(17,096)	(65,268)

INVESTING ACTIVITIES	—	—	—

FINANCING ACTIVITIES

Increase in loan from shareholder	—	17,025	24,055
Repayment of shareholder loans	—		(300)
Proceeds from common stock issued	—	—	41,513

Net Cash Provided by Financing Activities	—	17,025	65,268

NET INCREASE (DECREASE) IN CASH	(161)	(71)	—

CASH AT BEGINNING OF PERIOD	161	221	—

CASH AT END OF PERIOD	$—	$150	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—	$—
Income Taxes	$—	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for prepaid consulting	$—		$460,000
Common stock issued for management fees	18,000	—	$18,000
Shareholder loan converted to contributed capital	$—	$4,000	$4,000
Accounts payable converted to contributed capital	$—	$61,269	$61,269

The accompanying notes are an integral part of these financial statements.

F-4

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2011 and July 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2010 audited financial statements. The results of operations for the period ended January 31, 2011 are not necessarily indicative of the operating results for a full year.

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

F-5

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2011 and July 31, 2010

NOTE 4 – SUBSEQUENT EVENTS

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

F-6

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Results of Operations for the three and six months ended January 31, 2011

We did not earn any revenues from inception on March 2, 2007 through the period ending January 31, 2011. We can provide no assurance that we will produce significant revenues in the future, or, if revenues are earned, that we will be profitable.

We incurred operating expenses of $642,309 and net losses in the amount of $641,309 from our inception on March 2, 2007 through the period ending January 31, 2011.  We had no operating income and no expenses for the three months ended January 31, 2011. We incurred operating expenses in the amount of $13,518 during the three months ended January 31, 2010. These expenses included auditing fees of $1,000, accounting fees of $503, officer and director expenses of $5,310, transfer agent fees of $4,525, legal fees of $1,134 and other administrative and general expenses of $1,046.

We incurred operating expenses and a net loss in the amount of $175,346 during the six months ended January 31, 2011, compared to operating expenses of $19,718 and a net loss in the amount of $18,718 during the six months ended January 31, 2010. Our operating expenses for the six months ended January 31, 2011 included $155,179 for investor relations, legal fees of $2,006, management fees of $18,000 and office expenses of $161. By way of comparison our operating expenses for the six months ended January 31, 2010 included auditing fees of $4,500, officer and director expenses of $6,950, auto expense of $680, transfer agent fees of $4,525, legal fees of $1,134, lodging and meals of $407 and office expenses of $1,522.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development.

Liquidity and Capital Resources

As of January 31, 2011, we had no cash and no current assets. We had current liabilities and a working capital deficit of $56,527.

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

Off Balance Sheet Arrangements

As of January 31, 2011, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. As fo January 21, 2011 we had a working capital deficit of $54,521and an accumulated deficit of $641,309 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2011, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2011.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

The Company has received short term advances from a shareholder totaling $19,755. These advances have been made to cover operating costs until the Company can generate its own cash flow. These advances are non interest bearing and will be repaid to the shareholder when the Company has sufficient capital to repay them.

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
8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Goldspan Resources, Inc.

By:	/s/ David Hedderly-Smith
David Hedderly-Smith Chief Executive Officer and Director
July 9, 2012

By:	/s/ James McLaughlin
James McLaughlin Chief Financial Officer and Director
July 9, 2012

