Form 10-Q
period 2011-04-30
Goldspan Resources, Inc.
filed 2012-07-10
CIK 1413659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2011

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

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2011 and July 31, 2010 (unaudited);
F-2	Statements of Operations for the three and nine months ended April 30, 2011 and April 30, 2010 and from Inception on March 2, 2007 through April 30, 2011 (unaudited);
F-3	Statement of Stockholders’ Deficit from inception on March 2, 2007 through April 30, 2011 (unaudited);
F-4	Statements of Cash Flows for the nine months ended April 30, 2011 and April 30, 2010 and from Inception on March 2, 2007 through April 30, 2011 (unaudited);
F-5	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation and for the financial statements to be not misleading have been included. Operating results for the interim period ended April 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Balance Sheets (unaudited)

ASSETS

	April 30,	July 31,
	2011	2010

CURRENT ASSETS

Cash	$—	$161
Prepaids, net of amortization	—	155,179

Total Current Assets	—	155,340

TOTAL ASSETS	$—	$155,340

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$38,554	$34,766
Shareholder advances	19,755	19,755

Total Current Liabilities	58,309	54,521

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 400,000,000 shares authorized; 61,449,631 shares and 43,449,631 shares issued and outstanding, respectively	61,450	43,450
Additional paid-in capital	523,332	523,332
Deficit accumulated during the development stage	(643,091)	(465,963)

Total Stockholders' Equity (Deficit)	(58,309)	100,819
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$155,340

The accompanying notes are an integral part of these financial statements.

F-4

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Statements of Operations (unaudited)

					From Inception
	For the Three	For the Three	For the Nine	For the Nine	on March 2,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 Through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2011	2010	2011	2010	2011

REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES

Management fees	0	0	18,000	0	36,880
Professional fees	1,781	77,288	158,967	94,900	593,218
General and administrative	0	4,851	161	6,958	13,993

Total Operating Expenses	1,781	82,139	177,128	101,858	644,091

LOSS FROM OPERATIONS	(1,781)	(82,139)	(177,128)	(101,858)	(644,091)

OTHER INCOME/EXPENSE

Extinguishment of Debt	0	0	0	1,000	1,000

LOSS BEFORE INCOME TAXES	(1,781)	(82,139)	(177,128)	(100,858)	(643,091)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(1,781)	$(82,139)	$(177,128)	$(100,858)	$(643,091)

BASIC LOSS PER SHARE	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	61,449,631	40,861,853	56,782,964	40,122,956

The accompanying notes are a integral part of these financials statements.

F-5

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit) (unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance, March 2, 2007	—	$—	$—	$—	$—

Shares issued for cash at $0.001 per share	34,953,602	5,500	—	—	5,500

Shares issued for cash at $0.0075 per share	15,856,224	2,495	16,218	—	18,713

Shares issued for cash at $0.20 per share	311,405	49	9,751	—	9,800

Net loss for the year ended July 31, 2007	—	—	—	(3,585)	(3,585)

Balance, July 31, 2007	51,121,231	8,044	25,969	(3,585)	30,428

Net loss for the year ended July 31, 2008	—	—	—	(44,457)	(44,457)

Balance, July 31, 2008	51,121,231	8,044	25,969	(48,042)	(14,029)

Shares issued for cash at $0.01 per share	4,766,400	750	6,750	—	7,500

Shares cancelled in spin off on August 26, 2008	(15,888,000)	(2,500)	2,500	—	—

Net loss for the year ended ended July 31, 2009	—			(55,019)	(55,019)

Balance, July 31, 2009	39,999,631	6,294	35,219	(103,061)	(61,548)

Effect of forward stock split		33,706	(33,706)		—

Shares issued for services at $0.13 per share	3,450,000	3,450	456,550	—	460,000

Contributed capital	—	—	65,269	—	65,269

Net loss for the year ended July 31, 2010				(362,902)	(362,902)

Balance, July 31, 2010	43,449,631	43,450	523,332	(465,963)	100,819

Shares issued for services at $.001 per share	18,000,000	18,000	—	—	18,000

Net loss for the nine months ended April 30, 2011	—	—	—	(177,128)	(177,128)

Balance, April, 2011	61,449,631	$61,450	$523,332	$(643,091)	$(58,309)

The accompanying notes are a integral part of these financials statements.

F-6

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Statements of Cash Flows (unaudited)

			From Inception
	For the Nine	For the Nine	on March 2,
	Months Ended	Months Ended	2007 Through
	April 30,	April 30,	April 30,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(177,128)	$(100,858)	$(643,091)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock for services	173,179	57,112	478,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	3,788	24,099	99,823

Net Cash Used in Operating Activities	(161)	(19,647)	(65,268)

INVESTING ACTIVITIES	—	—	—

FINANCING ACTIVITIES
Increase in loan from shareholder	—	24,055
Repayment of shareholder loans	(300)
Proceeds from common stock issued	—	21,025	41,513

Net Cash Used in Financing Activities	—	21,025	65,268

NET INCREASE (DECREASE) IN CASH	(161)	1,378	—

CASH AT BEGINNING OF PERIOD	161	221	—

CASH AT END OF PERIOD	$—	$1,599	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—	$—
Income Taxes	$—	$—	$—

NON CASH FINANCING ACTIVITIES:

Contributed capital	$—	$—	$65,269
Stock issued for prepaid services	$	$—	$385,000

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for prepaid consulting	$	460,000	$460,000
Common stock issued for management fees	$18,000	—	$18,000
Shareholder loan converted to contributed capital	$—	$4,000	$4,000
Accounts payable converted to contributed capital	$—	$61,269	$61,269

The accompanying notes are an integral part of these financial statements.

F-7

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2011 and July 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2010 audited financial statements. The results of operations for the period ended April 30, 2011 are not necessarily indicative of the operating results for a full year.

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

F-8

NOTE 4 – SUBSEQUENT EVENTS

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

F-9

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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
4

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

Results of Operations for the three and nine months ended April 30, 2011

We did not earn any revenues from inception on March 2, 2007 through the period ending April 30, 2011. We can provide no assurance that we will produce significant revenues in the future, or, if revenues are earned, that we will be profitable.

We incurred operating expenses of $644,091 and net losses in the amount of $643,091 from our inception on March 2, 2007 through the period ending April 30, 2011.

We incurred operating expenses consisting of legal fees of $1,781 with a net loss in the amount of $1,781 during the three months ended April 30, 2011, compared to operating expenses and a net loss of $82,139 during the three months ended April 30, 2010. The operating expenses for the three months ended April 30, 2010 consisting of auditing fees of $3,300, investor relations of $57,112, legal fees of $8,881, officer and director expenses of $7,320, transfer agent fees of $450, travel and lodging expenses of $4,164 and other general and administrative expenses of $913.

We incurred operating expenses and a net loss in the amount of $177,128 during the nine months ended April 30, 2011, consisting of investor relations of $155,179, legal fees of $3,788, management fees of $18,000 and general and administrative fees of $161. These amounts are compared to the nine months ended April 30, 2010 in which we incurred operating expenses in the amount of $101,858 and a net loss in the amount of $100,858 during the nine months ended April 30, 2010, consisting of auditing fees of $7,800, investor relations of $57,112, legal fees of $10,015, officer and director fees of $14,270, transfer agent fees of $4,975, travel and lodging of $4,570 and general and administrative fees of $3,116.

Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development.

Liquidity and Capital Resources

As of April 30, 2011, we had no cash and no current assets. We had current liabilities of $58,309 and a working capital deficit of $58,309. We will require significant financing in order to perform the terms of the purchase transaction for the Golden Zone Property as contemplated by the Letter of Intent. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of April 30, 2011, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. As of April 30, 2011 we had a working capital deficit of $58,308 and an accumulated deficit of $643,090 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2011 our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2011.

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
Chief Executive Officer, and Director
July 10, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Hedderly-Smith
David Hedderly-Smith Chief Executive Officer and Director
July 10, 2012

By:	/s/ James McLaughlin
James McLaughlin Chief Financial Officer, Treasurer, and Director
July 10, 2012

