Form 10-K
period 2011-07-31
Goldspan Resources, Inc.
filed 2012-08-23
CIK 1413659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

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
Title of class
none

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $115,059 as of July 31, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 63,199,631 as of August 7, 2012

1

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

The letter of intent was to expire on May 15, 2012, provided no definitive agreement was reached between the Parties. On June 22, 2012, Alix and Goldspan agreed to extend the May 15, 2012 deadline to July 15, 2012. On July 16, 2012, the letter of intent was further extended to July 25, 2012. On August 7, 2012, the agreement was extended to August 31, 2012, and a payment of $35,000 (Canadian dollars) is required on or before August 31, 2012.

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

Fiscal Year Ending July 31, 2011
Quarter Ended	High $	Low $
July 31, 2011	n/a	n/a
April 30, 2011	$.02	$.02
January 31, 2011	$.02	$.02
October 31, 2010	$.05	$.02

Fiscal Year Ending July 31, 2010
Quarter Ended	High $	Low $
July 31, 2010	$.50	$.10
April 30, 2010	$.40	$.10
January 31, 2010	n/a	n/a
October 31, 2009	n/a	n/a

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

Holders of Our Common Stock

As of August 7, 2012 we had 63,199,631 shares of our common stock issued and outstanding, held by 56 shareholders of record.

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

Results of Operations for the years ended July 31, 2011 and 2010

We have not had any revenues since the inception of our business and we earned no revenues during the fiscal year ended July 31, 2011. We incurred operating expenses in the amount of $178,658 for the fiscal year ended July 31, 2011. We incurred operating expenses in the amount of $363,902 for the year ended July 31, 2010. Our 2011 operating expenses included $155,180 for investor relations, legal fees of $5,318 management fees of $18,000 and general and administrative expense of $161. By way of comparison our operating expenses for the year ended July 31, 2010 included $304,819 for investor relations, audit fees of $9,300, legal fees of $16,885, and officer and director expense of $25,543. We have incurred total net losses of $178,658 for the year ended July 31, 2011 compared to $362,902 for the year ended July 31, 2010. We expect to continue to incur operating losses until we are able to establish revenues.

Liquidity and Capital Resources

As of July 31, 2011, we had no current assets and we had current liabilities of $59,839 consisting of accounts payable of $40,084 and a shareholder loan of $19,755 thus as of July 31, 2011 we had negative working capital of $59,839.

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue future or expanded operations. We have incurred cumulative net losses of $644,621 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Personnel

As of March 26, 2012 the following were appointed as new officers and directors:

David Hedderly-Smith – Chief Executive Officer and Chairman of the Board

Robert W. George II – Director and President

James McLaughlin – Director, Chief Financial Officer, and Treasurer

David Saykally – Director and Secretary

We currently have no other employees. We currently do not have specific plans to increase our number of employees.

Off Balance Sheet Arrangements

As of July 31, 2011, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of July 31, 2011 and 2010;
F-3	Statements of Operations for the years ended July 31, 2011 and 2010, and from inception on March 2, 2010 through July 31, 2011;
F-4	Statement of Stockholders’ Deficit as of July 31, 2011;
F-5	Statements of Cash Flows for the years ended July 31, 2011 and 2010, and from inception on March 2, 2010 through July 31, 2011;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Goldspan Resources, Inc.

Vacaville, California

We have audited the accompanying balance sheets of Goldspan Resources, Inc., a Nevada Corporation, as of July 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from March 2, 2007 (inception) through July 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldspan Resources, Inc., as of July 31, 2011 and 2010 and the results of its operations and cash flows for the years then ended and for the period from March 2, 2007 (inception) through July 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

August 15, 2012

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

BALANCE SHEETS

AS OF JULY 31, 2011 AND 2010

ASSETS	July 31, 2011	July 31, 2010

Current Assets
Cash and cash equivalents	$—	$161
Prepaid consulting	—	155,179

TOTAL ASSETS	$—	$155,340

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$40,084	$34,766
Shareholder loans	19,755	19,755
Total Liabilities	59,839	54,521

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock - $0.001 par value; 400,000,000 shares authorized; 61,449,631 and 43,449,631 shares issued and outstanding, respectively	61,450	43,450
Additional paid-in capital	523,332	523,332
Deficit accumulated during the exploration stage	(644,621)	(465,963)
Total Stockholders' Equity (Deficit)	(59,839)	100,819

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$155,340

The accompanying notes are an integral part of these financial statements.

 GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31, 2011 AND 2010

FOR THE PERIOD FROM MARCH 2, 2007 (INCEPTION) TO JULY 31, 2011

	For the Year Ended July 31, 2011	For the Year Ended July 31, 2010	For the Period from March 2, 2007 (Inception) to July 31, 2011

REVENUES	$0	$0	$0

OPERATING EXPENSES
Management fees	18,000	—	36,880
Professional fees	160,497	353,171	593,249
General and administrative	161	10,731	15,492
TOTAL OPERATING EXPENSES	178,658	363,902	645,621

LOSS FROM OPERATIONS	(178,658)	(363,902)	(645,621)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	—	1,000	1,000

LOSS BEFORE PROVISION FOR INCOME TAXES	(178,658)	(362,902)	(644,621)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(178,658)	$(362,902)	$(644,621)

LOSS PER SHARE: basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: basic and diluted	57,898,946	41,087,165

The accompanying notes are an integral part of these financial statements.

 GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

 AS OF JULY 31, 2011

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Inception, March 2, 2007	0	$0	$0	$0	$0

Shares issued for cash	34,953,602	5,500	0	—	5,500

Shares issued for cash	15,856,224	2,495	16,218	—	18,713

Shares issued for cash	311,405	49	9,751	—	9,800

Net loss for the period ended July 31, 2007	—	—	—	(3,585)	(3,585)

Balance, July 31, 2007	51,121,231	8,044	25,969	(3,585)	30,428

Net loss for the year ended July 31, 2008	—	—	—	(44,457)	(44,457)

Balance, July 31, 2008	51,121,231	8,044	25,969	(48,042)	(14,029)

Shares issued for cash	4,766,400	750	6,750	—	7,500

Shares cancelled in spin off on August 26, 2008	(15,888,000)	(2,500)	2,500	—	0

Net loss for the year ended July 31, 2009	—	—	—	(55,019)	(55,019)

Balance, July 31, 2009	39,999,631	6,294	35,219	(103,061)	(61,548)

Effect of forward stock split	—	33,706	(33,706)	—	—

Shares issued for services	3,450,000	3,450	456,550	—	460,000

Debt cancelled as contributed capital	—	—	65,269	—	65,269

Net loss for the year ended July 31, 2010	—	—	—	(362,902)	(362,902)

Balance, July 31, 2010	43,449,631	43,450	523,332	(465,963)	100,819

Shares issued for services	18,000,000	18,000	—	—	18,000

Net loss for the year ended July 31, 2011	—	—	—	(178,658)	(178,658)

Balance, July 31, 2011	61,449,631	$61,450	$523,332	$(644,621)	$(59,839)

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2011 AND 2010

FOR THE PERIOD FROM MARCH 2, 2007 (INCEPTION) TO JULY 31, 2011

	For the Year Ended July 31, 2011	For the Year Ended July 31, 2010	For the Period from March 2, 2007 (Inception) to July 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(178,658)	$(362,902)	$(644,621)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock for services	173,179	304,821	478,000
Changes in operating assets and liabilities:
Accounts payable	5,318	34, 266	101,353
Cash flows used in operating activities	(161)	(23,815)	(65,268)

CASH FLOWS USED IN INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans	—	24,055	24,055
Repayment of shareholder loans	—	(300)	(300)
Proceeds from common stock issued	—	—	41,513
Cash flows provided by financing activities	—	23,755	65,268

Net increase (decrease) in cash and cash equivalents	(161)	(60)	—

Cash and cash equivalents – beginning of period	161	221	—

Cash and cash equivalents – end of period	$—	$161	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid services	$0	$460,000	$460,000
Shareholder loan converted to contributed capital	$0	$4,000	$4,000
Accounts payable converted to contributed capital	$0	$61,269	$61,269

The accompanying notes are an integral part of these financial statements.

 GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2011

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

Fair Value of Financial Instruments

The Company's financial instruments consist of accounts payable and shareholder loans. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Basic Income (Loss) per Common Share

Basic Income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2011 and 2010.

	Year Ended July 31, 2011	Year Ended July 31, 2010
Income (loss) (numerator)	$(178,658)	$(362,902)
Shares (denominator)	57,898,946	41,087,165
Per share amount	$(.00)	$(.01)

 GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2011

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expense during the years ended July 31, 2011 and 2010.

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

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock-based compensation issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, stock, stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. There were 18,000,000 common shares valued at $18,000, and 3,450,000 common shares valued at $460,000 issued to consultants and advisors for services during fiscal years ended July 31, 2011 and 2010, respectively.

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

JULY 31, 2011

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

As of July 31, 2011, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	July 31, 2011	July 31, 2010
Income tax expense at statutory rate	$69,677	$127,077
Common stock issued for services	(67,540)	(75,037)
Valuation allowance	(2,137)	(52,040)
Income tax expense per books	$—	$—

Net deferred tax assets consist of the following components as of:

	July 31, 2011	July 31, 2010
Net operating loss carryover	$(251,402)	$(92,234)
Valuation allowance	251,402	92,234
Net deferred tax asset	$—	$—

It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of July 31, 2011, there have been no interest or penalties incurred on income taxes.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2011

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

On May 20, 2010, the Company amended its Articles of Incorporation to increase its authorized common shares to 400,000,000. Par value remains at $.001. Also, during the fiscal year ended July 31, 2010, the Company issued 3,450,000 common shares at valued at $460,000 to four consultants for investor relation contracts for services to be rendered for periods ranging from three to six months. Prepaid consulting of $155,179 was recorded at July 31, 2010, representing the value of future services to be provided to the Company under these contracts. $304,821 was expensed during fiscal year ended July 31, 2010, and $155,179 was expensed during fiscal year ended July 31, 2011 in connection with these contracts.

In October 2010, the Company issued 18,000,000 common shares to Company officers and directors for services rendered. The shares were valued at $18,000.

NOTE 4. SHAREHOLDER LOANS

A shareholder made loans to the Company totaling $20,055 during the fiscal year ended July 31, 2010. The loans are unsecured, due on demand, bear no interest, and have no specified terms of repayment. A repayment of $300 was made during the fiscal year ended July 31, 2010.

 GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2011

NOTE 5. SUBSEQUENT EVENTS

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

The letter of intent was to expire on May 15, 2012 provided no definitive agreement was reached between the Parties. On June 22, 2012, Alix and Goldspan agreed to extend the May 15, 2012 deadline to July 15, 2012. On July 16, 2012, the letter of intent was further extended to July 25, 2012. On August 7, 2012, the agreement was extended to August 31, 2012, and a payment of $35,000 (Canadian dollars) is required on or before August 31, 2012.

In accordance with ASC 855-10, the Company’s management has analyzed its operations through the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those discussed above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending July 31, 2011.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended July 31, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of July 31, 2011, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of August 21, 2012 and their present positions.

Name	Age	Office(s) held
David Hedderly-Smith	63	Chairman of the Board and CEO
Robert W. George II	65	President and a Director
James McLaughlin	65	CFO
David Saykally	65	Secretary

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

Code of Ethics

As of July 31, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended July 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)[1]	Total ($)
Jeff Wiegel, former CEO, CFO, President, Secretary-Treasurer, & Director	2010 2011	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
Vincent J. Franzone, former CEO, President & Director	2010 2011	0 0	0 0	0 10,000	0 0	0 0	0 0	0 0	0
Fred W. Jackson, former COO & Director	2010 2011	0 0	0 0	0 5,000	0 0	0 0	0 0	0 0	0 5,000
Leon Caldwell, former CFO and former President & Director	2010 2011	0 0	0 0	0 0	0 0	0 0	0 0	3,300 0	3,300 0
Barbara Erdmann, former Secretary	2010 2011	0 0	0 0	0 0	0 0	0 0	0 0	1,500 0	1,500 0
John Baird, former Chairman and former CEO	2010 2011	0 0	0 0	0 3,000	0 0	0 0	0 0	0 0	0 3,000
David Hedderly-Smith, former officer and director	2010 2011	0 0	0 0	0 0	0 0	0 0	0 0	9,768 0	9,768 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
John Baird	0	0	0	0	0	0	0	0	0
Vincent J. Franzone	0	0	0	0	0	0	0	0	0
Fred W. Jackson	0	0	0	0	0	0	0	0	0
Leon Caldwell	0	0	0	0	0	0	0	0	0
Barbara Erdmann	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year ended July 31, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Baird	0	3,000	0	0	0	0	3,000
Vincent Franzone	0	10,000	0	0	0	0	10,000
Fred Jackson	0	5,000	0	0	0	0	5,000

Narrative Disclosure to Compensation of Directors Table

We do not pay any compensation to our directors at this time.

Stock Option Plans

We have not adopted any stock option or incentive plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of July 5, 2012 by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 63,199,631 Shares of Common Stock issued and outstanding as of July 5, 2012.

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

(1) Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31	Audit Services	Audit Related Fees (prior period audit fee)	Tax Fees	Other Fees (Quarterly Reviews)
2011	$8,750	$0	$0	$3,000
2010	$4,250	$0	$0	$4,000

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
23.1	Consent of Silberstein Ungar, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter of Intent with Alix Resources Corp.[2]
99.2	Letter Agreement dated August 7, 2012 re extension of Letter of Intent with Alix Resources Corp.

[1]	Incorporated by reference to Registration Statement on Form SB-2 filed October 2, 2007.
[2]	Incorporated by reference to Current Report on Form 8-K filed April 25, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Goldspan Resources, Inc.

By:	/s/ David Hedderly-Smith
David Hedderly-Smith Chief Executive Officer, and Director
August 23, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ David Hedderly-Smith
David Hedderly-Smith Chief Executive Officer and Director
August 23, 2012

By:	/s/ James McLaughlin
James McLaughlin Chief Financial Officer, Treasurer, and Director
August 23, 2012

By:	/s/ Robert W. George II
Robert W. George II President and Director
August 23, 2012

By:	/s/ David Saykally
David Saykally, Secretary and and Director
August 23, 2012

