Form 10-Q
period 2011-10-31
Goldspan Resources, Inc.
filed 2012-08-27
CIK 1413659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,199,631 as of August 20, 2012

1

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of October 31, 2011, and July 31, 2011 (unaudited);
F-2	Statements of Operations for the three months ended October 31, 2011 and October 31, 2010 and from Inception on March 2, 2007 through October 31, 2011 (unaudited);
F-3	Statements of Cash Flows for the three months ended October 31, 2011 and October 31, 2010 and from Inception on March 2, 2007 through October 31, 2011 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation and for the financial statements to be not misleading have been included. Operating results for the interim period ended October 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

Balance Sheets

(unaudited)

ASSETS	October 31,	July 31,
	2011	2011

CURRENT ASSETS

Cash	$80	$—

Total Current Assets	80	—

TOTAL ASSETS	$80	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$40,440	$40,084
Loan from Officer	100	—
Loan from shareholder	19,755	19,755

Total Current Liabilities	60,295	59,839

STOCKHOLDERS' DEFICIT

Common stock: $0.001 par value; 400,000,000 shares authorized; 61,449,631 and 61,449,631 shares issued and outstanding, respectively	61,450	61,450
Additional paid-in capital	523,332	523,332
Deficit accumulated during the exploration stage	(644,997)	(644,621)

Total Stockholders' Deficit	(60,215)	(59,839)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$80	$—

The accompanying notes are an integral part of these financial statements.

F-1

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

Statements of Operations

(unaudited)

			From Inception
	For the Three	For the Three	on March 2,
	Months Ended	Months Ended	2007 Through
	October 31,	October 31,	October 31,
	2011	2010	2011

REVENUES	$—	$—	$—

OPERATING EXPENSES

Management fees		18,000	36,880
Professional fees	356	157,185	595,104
General and administrative	20	161	14,013

Total Operating Expenses	376	175,346	645,997

LOSS FROM OPERATIONS	(376)	(175,346)	(645,997)

OTHER INCOME/EXPENSE

Extinguishment of Debt	—	—	1,000

LOSS BEFORE INCOME TAXES	(376)	(175,346)	(644,997)

PROVISION FOR INCOME TAXES		—	—

NET LOSS	$(376)	$(175,346)	$(644,997)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	61,449,631	47,049,631

The accompanying notes are an integral part of these financial statements.

F-2

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

Statements of Cash Flows

(unaudited)

			From Inception
	For the Three	For the Three	on March 2,
	Months Ended	2007 Months Ended	2007 Through
	October 31,	October 31,	October 31,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(376)	$(175,346)	$(644,997)
Adjustments to reconcile net income to net cash provided by operating activities:
Issuance of common stock for services	—	173,179	478,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	356	2,006	101,709
Net Cash Used in Operating Activities	(20)	(161)	(65,288)
INVESTING ACTIVITIES
	—	—	—
FINANCING ACTIVITIES
Increase in loan from shareholder	0	0	24,055
Increase in loan from officer	100	0	100
Repayment of shareholder loans	0	0	(300)
Proceeds from common stock issued	—	—	41,513
Net Cash Provided by Financing Activities	100	—	65,368
NET DECREASE IN CASH	80	(161)	80
CASH AT BEGINNING OF PERIOD	—	161	—
CASH AT END OF PERIOD	$80	$—	$80

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid consulting	$—	$—	$460,000
Common stock issued for management fees	$	18,000	$18,000
Shareholder loan converted to contributed capital	$—	$—	$4,000
Accounts payable converted to contributed capital	$—	$—	$61,269

The accompanying notes are an integral part of these financial statements.

F-3

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

October 31, 2011 and July 31, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2011 and for all periods presented herein, and for them to be not misleading, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2011 audited financial statements. The results of operations for the periods ended October 31, 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – SUBSEQUENT EVENTS

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

· Robert W. George II – Director and President

· James McLaughlin – Director, Chief Financial Officer, and Treasurer

· David Saykally – Director and Secretary

Concurrently, Robert W. George II resigned as CEO and as the Chairman of the Board.

On April 5, 2012, we entered into a non-binding letter of intent with Alix Resources Corp. (“Alix”) for the potential purchase of an option to acquire a 60% ownership interest in certain mineral properties known as the “Golden Zone Property” located in the State of Alaska (the “Property”). The Property is located along the south flank of the Alaska Range 15 miles west of the Parks Highway, approximately halfway between the cities of Anchorage and Fairbanks. Alix has the existing option on the Property (the “Underlying Option”) which was entered into in September of 2010 with Hidefield Gold Inc. and Mines Trust Company (collectively the “Owners”) wherebyAlix can earn up to a 70% interest in the Property.

F-4

The letter of intent contemplates the sale of an option to us which, when exercised in conjunction with the Underlying Option held by Alix, will result in our ownership of 60% of the Property, with Alix retaining 10% ownership.

The letter of intent was to expire on May 15, 2012 provided no definitive agreement was reached between the Parties. On June 22, 2012 Alix and Goldspan agreed to extend the May 15, 2012 deadline to July 15, 2012.

On August 7, 2012 Alix and Goldspan agreed to an additional extension to August 31, 2012 in order to obtain a definitive agreement that would include not only Alix and Goldspan, but the underlying land owners acknowledgment of the Agreement between Alix and Goldspan.

F-5

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

The letter of intent was to expire on May 15, 2012 provided no definitive agreement was reached between the Parties. On June 22, 2012 Alix and Goldspan agreed to extend the May 15, 2012 deadline to July 15, 2012.

On August 7, 2012 Alix and Goldspan agreed to an additional extension to August 31, 2012 in order to obtain a definitive agreement that would include not only Alix and Goldspan, but the underlying land owners acknowledgment of the Agreement between Alix and Goldspan.

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three months ended October 31, 2011

We did not earn any revenues from inception on March 2, 2007 through the period ending October 31, 2011. We can provide no assurance that we will produce significant revenues in the future, or, if revenues are earned, that we will be profitable.

We incurred operating expenses of $645,997 and net losses in the amount of $644,997 from our inception on March 2, 2007 through the period ending October 31, 2011.  We incurred operating expenses and net losses in the amount of $376 during the three months ended October 31, 2011, compared to operating expenses and net losses in the amount of $175,346 during the three months ended October 31, 2010. Our operating expenses for the three months ended October 31, 2011 included $356 for legal fees and $20 for bank charges. By way of comparison our operating expenses for the three months ended October 31, 2010 included $155,179 for investor relations, legal fees of $2,006, management fees of $18,000 and office expenses of $161.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development.

Liquidity and Capital Resources

As of October 31, 2011, there was $80 in cash and a working capital deficit of $60,215. We will require significant financing in order to perform the terms of the purchase transaction for the Golden Zone Property as contemplated by the Letter of Intent. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue a long-term business plan.

Off Balance Sheet Arrangements

As of October 31, 2011, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. As of October 31, 2011, we have a working capital deficit of $60,215 and an accumulated deficit of $644,997 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2011, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2011.

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
August 27, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ David Hedderly-Smith
David Hedderly-Smith Chief Executive Officer and Director
August 27, 2012

By:	/s/ James McLaughlin
James McLaughlin Chief Financial Officer, Treasurer, and Director
August 27, 2012

By:	/s/ Robert W. George II
Robert W. George II President and Director
August 27, 2012

By:	/s/ David Saykally
David Saykally, Secretary and and Director
August 27, 2012

