Form 10-Q
period 2012-01-31
Goldspan Resources, Inc.
filed 2012-08-29
CIK 1413659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,199,631 as of August 20, 2012.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of January 31, 2012 and July 31, 2011 (unaudited);
F-2	Statements of Operations for the three and six months ended January 31, 2012 and January 31, 2011 and from Inception on March 2, 2007 through January 31, 2012 (unaudited);
F-3	Statements of Cash Flows for the six months ended January 31, 2012 and January 31, 2011 and from Inception on March 2, 2007 through January 31, 2012 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation and for the financial statements to be not misleading have been included. Operating results for the interim period ended January 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Balance Sheets (unaudited)

ASSETS	January 31,	July 31,
	2012	2011

CURRENT ASSETS

Cash	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Cash overdraft	$15	$0
Accounts payable	41,090	40,084
Loan from Officer	100	—
Shareholder advances	19,755	19,755

Total Current Liabilities	60,960	59,839

STOCKHOLDERS' DEFICIT

Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 400,000,000 shares authorized; 61,449,631 and 61,449,631 shares issued, respectively and outstanding, respectively	61,450	61,450
Additional paid-in capital	523,332	523,332
Deficit accumulated during the development stage	(645,742)	(644,621)

Total Stockholders' Deficit	(60,960)	(59,839)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

F-1

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Statements of Operations (unaudited)

					From Inception
	For the Three	For the Three	For the Six	For the Six	on March 2,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 Through
	January 31,	January 31,	January 31,	January 31,	January 31,
	2012	2011	2012	2011	2012

REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES

Management fees				18,000	36,880
Professional fees	650		1,006	157,185	595,754
General and administrative	95	—	115	161	14,108

Total Operating Expenses	745	—	1,121	175,346	646,742

LOSS FROM OPERATIONS	(745)	—	(1,121)	(175,346)	(646,742)

OTHER INCOME/EXPENSE

Extinguishment of Debt	—	—	—	—	1,000

LOSS BEFORE INCOME TAXES	(745)	—	(1,121)	(175,346)	(645,742)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(745)	$—	$(1,121)	$(175,346)	$(645,742)

BASIC LOSS PER SHARE	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	61,449,631	61,449,631	61,449,631	54,549,631

The accompanying notes are a integral part of these financials statements.

F-2

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Statements of Cash Flows (unaudited)

			From Inception
	For the Six	For the Six	on March 2,
	Months Ended	Months Ended	2007 Through
	January 31,	January 31,	January 31,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(1,121)	$(175,346)	$(645,742)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock for services	173,179	478,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,006	2,006	102,359
Net Cash Used in Operating Activities	(115)	(161)	(65,383)
INVESTING ACTIVITIES	—	—	—
FINANCING ACTIVITIES
Increase in loan from shareholder	—	—	24,055
Increase in loan from officer	100	0	100
Repayment of shareholder loans	—	—	(300)
Proceeds from common stock issued	—	—	41,513
Net Cash Provided by Financing Activities	100	—	65,368
NET INCREASE (DECREASE) IN CASH	(15)	(161)	(15)
CASH AT BEGINNING OF PERIOD	0	161
CASH AT END OF PERIOD	$(15)	$—	$(15)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid consulting	$—	$—	$460,000
Common stock issued for management fees	$—	$18,000	$18,000
Shareholder loan converted to contributed capital	$—	$—	$4,000
Accounts payable converted to contributed capital	$—	$—	$61,269

The accompanying notes are an integral part of these financial statements.

F-3

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2012 and July 31, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2012 and for all periods presented herein, and for them to be not misleading, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2011 audited financial statements. The results of operations for the periods ended January 31, 2012 are not necessarily indicative of the operating results for the full year.

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

F-4

NOTE 3 – SUBSEQUENT EVENTS (continued)

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

On August 7, 2012, Alix and Goldspan agreed to an additional extension to August 31, 2012 in order to obtain a definitive agreement that would include not only Alix and Goldspan, but the underlying land owners acknowledgment of the Agreement between Alix and Goldspan.

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

Results of Operations for the three and six months ended January 31, 2012

We did not earn any revenues from inception on March 2, 2007 through the period ending January 31, 2012. We can provide no assurance that we will produce significant revenues in the future, or, if revenues are earned, that we will be profitable.

We incurred operating expenses of $646,742 and net losses in the amount of $645,742 from our inception on March 2, 2007 through the period ending January 31, 2012.  We had no operating income for the three months ended January 31, 2012. We incurred operating expenses in the amount of $745 during the three months ended January 31, 2012. These expenses included transfer agent fees of $650 and bank fees of $95. There were no expenses for the three months ended January 31, 2011.

We incurred operating expenses and a net loss in the amount of $1,121 during the six months ended January 31, 2012, compared to operating expenses and a net loss in the amount of $175,346 during the six months ended January 31, 2011. Our operating expenses for the six months ended January 31, 2012 included legal fees of $356, transfer agent fees of $650 and bank fees of $115. By way of comparison our operating expenses for the six months ended January 31, 2011 included $155,179 for investor relations, legal fees of $2,006, management fees of $18,000 and office expenses of $161.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development.

Liquidity and Capital Resources

As of January 31, 2012, we had no cash and no current assets. We had current liabilities and a working capital deficit of $60,960.

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

.

Off Balance Sheet Arrangements

As of January 31, 2012, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. As of January 31, 2012 we had a working capital deficit of $60,960 and an accumulated deficit of $645,742 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2012, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2012.

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
August 29, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ David Hedderly-Smith
David Hedderly-Smith Chief Executive Officer and Director
August 29, 2012

By:	/s/ James McLaughlin
James McLaughlin Chief Financial Officer, Treasurer, and Director
August 29, 2012

