Form 10-Q
period 2012-04-30
Goldspan Resources, Inc.
filed 2012-08-30
CIK 1413659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,199,631 as of August 28, 2012.

1

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2012 and July 31, 2011 (unaudited);
F-2	Statements of Operations for the three and nine months ended April 30, 2012 and April 30, 2011 and from Inception on March 2, 2007 through April 30, 2012 (unaudited);
F-3	Statements of Cash Flows for the nine months ended April 30, 2012 and April 30, 2011 and from Inception on March 2, 2007 through April 30, 2012 (unaudited);
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation and for the financial statements to be not misleading have been included. Operating results for the interim period ended April 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS	April 30,	July 31,
	2012	2011

CURRENT ASSETS

Cash	$145	$—

Total Current Assets	145	—

TOTAL ASSETS	$145	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$17,247	$40,084
Shareholder advances	19,755	19,755

Total Current Liabilities	37,002	59,839

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 400,000,000 shares authorized; 63,199,631 and 61,449,631 shares issued and outstanding, respectively	63,200	61,450
Additional paid-in capital	556,582	523,332
Deficit accumulated during the development stage	(656,639)	(644,621)

Total Stockholders' Equity (Deficit)	(36,857)	(59,839)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$145	$—

The accompanying notes are an integral part of these financial statements.

F-1

GOLDSPAN RESOURCES, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

					From Inception
	For the Three	For the Three	For the Nine	For the Nine	on March 2,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 Through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2012	2011	2012	2011	2012

REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES

Management fees				18,000	36,880
Professional fees	9,985	1,781	10,991	158,967	605,739
General and administrative	912	—	1,027	161	15,020

Total Operating Expenses	10,897	1,781	12,018	177,128	657,639

LOSS FROM OPERATIONS	(10,897)	(1,781)	(12,018)	(177,128)	(657,639)

OTHER INCOME/EXPENSE

Extinguishment of Debt	—	—	—	—	1,000

LOSS BEFORE INCOME TAXES	(10,897)	(1,781)	(12,018)	(177,128)	(656,639)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(10,897)	$(1,781)	$(12,018)	$(177,128)	$(656,639)

BASIC LOSS PER SHARE	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	61,882,964	61,449,631	61,556,480	56,782,964

The accompanying notes are a integral part of these financials statements.

F-2

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Statements of Cash Flows
(unaudited)

			From Inception
	For the Nine	For the Nine	on March 2,
	Months Ended	Months Ended	2007 Through
	April 30,	April 30,	April 30,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(12,018)	$(177,128)	$(656,639)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock for services	—	173,179	478,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(22,837)	3,788	78,516
Net Cash Used in Operating Activities	(34,855)	(161)	(100,123)
INVESTING ACTIVITIES	—	—	—
FINANCING ACTIVITIES
Increase in loan from shareholder	—	—	24,055
Repayment of shareholder loans	—	—	(300)
Increase in loan from officer	100	—	100
Repayment of officer loan	(100)	—	(100)
Proceeds from common stock issued	35,000	—	76,513
Net Cash Provided by Financing Activities	35,000	—	100,268
NET INCREASE (DECREASE) IN CASH	145	(161)	145
CASH AT BEGINNING OF PERIOD	—	161	—
CASH AT END OF PERIOD	$145	$—	$145
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—
NON CASH FINANCING ACTIVITIES:
Contributed capital	$—	$—	$65,269
Stock issued for prepaid services	$—	$—	$385,000
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid consulting	$	$—	$460,000
Common stock issued for management fees	$—	$18,000	$18,000
Shareholder loan converted to contributed capital	$—	$—	$4,000
Accounts payable converted to contributed capital	$—	$—	$61,269

The accompanying notes are an integral part of these financial statements.

F-3

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2012 and July 31, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2012 and for all periods presented herein, and for them to be not misleading, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2011 audited financial statements. The results of operations for the periods ended April 30, 2012 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – Significant Events

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

On August 7, 2012, Alix and Goldspan agreed to an additional extension to August 31, 2012 in order to obtain a definitive agreement that would include not only Alix and Goldspan, but the underlying land owner's acknowledgment of the Agreement between Alix and Goldspan.

Expected Changes in Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three and nine months ended April 30, 2012 and 2011

We did not earn any revenues from inception on March 2, 2007 through the period ending April 30, 2012. We can provide no assurance that we will produce significant revenues in the future, or, if revenues are earned, that we will be profitable.

We incurred operating expenses of $657,639 and net losses in the amount of $656,639 from our inception on March 2, 2007 through the period ending April 30, 2012.

We incurred operating expenses consisting of auditing fees of $8,500, legal fees of $250, accounting fees of $1,000, license fees of $650, transfer agent fees of $235 and other fees of $262, with a net loss in the amount of $10,897 for the three months ended April 30, 2012 compared to operating expenses consisting of legal fees of $1,781 with a net loss in the amount of $1,781 during the three months ended April 30, 2011.

We incurred operating expenses and a net loss in the amount of $12,018 during the nine months ended April 30, 2012 consisting of auditing fees of $8,500, accounting fees of $1,000, legal fees of $606, license fees of $650, transfer agent fees of $885 and other fees of $377.

These amounts are compared to the nine months ended April 30, 2011 in which we incurred operating expenses the amount of $177,128 consisting of investor relations of $155,179, legal fees of $3,788, management fees of $18,000 and general and administrative fees of $161.

Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development.

Liquidity and Capital Resources

As of April 30, 2012, we had $145 in cash and no other assets. We had current liabilities of $37,002 and a working capital deficit of $36,857. We will require significant financing in order to perform the terms of the purchase transaction for the Golden Zone Property as contemplated by the Letter of Intent. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of April 30, 2012, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. As of April 30, 2012, we had a working capital deficit of $36,857 and an accumulated deficit of $656,639 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2012 our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2012.

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

None

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
August 30, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ David Hedderly-Smith
David Hedderly-Smith Chief Executive Officer and Director
August 30, 2012

By:	/s/ James McLaughlin
James McLaughlin Chief Financial Officer, Treasurer, and Director
August 30, 2012

