Form 10-K
period 2012-07-31
Goldspan Resources, Inc.
filed 2012-12-31
CIK 1413659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-146442

Goldspan Resources, Inc.
(Exact name of registrant as specified in its charter)
Nevada	26-3342907
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
836 S Vance St, Unit E, Lakewood, CO	80226
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 303-875-1044

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $4,423,974 as of July 31, 2012

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 73,699,631 as of December 27, 2012

PART I

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

The letter of intent was to expire on May 15, 2012, provided no definitive agreement was reached between the Parties. On June 22, 2012, Alix and Goldspan agreed to extend the May 15, 2012 deadline to July 15, 2012. On July 16, 2012, the letter of intent was further extended to July 25, 2012. On August 7, 2012, the agreement was extended to August 31, 2012, for a payment of $35,000 which was made on August 4, 2012. By additional letter agreement dated November 30, 2012, there has been a new extension of the letter of intent that requires payment of $300,000 due under the original letter of intent in three installments as follows:

•	CDN $100,000 on or before December 31, 2012
•	CDN $100,000 on or before January 31, 2013; and
•	CDN $100,000 on or before February 28, 2013

In addition, the November 30, 2012 extension letter requires that we reimburse Alix for all costs incurred in maintaining the Property from April 1, 2012 through November 30, 2012. These costs total approximately US $203,700, and must be paid on or before February 38, 2013. We have also agreed to reimburse certain other parties in amounts totaling $76,911.34. Finally, in consideration for the latest extension, we issued Alix 5,000,000 shares of common stock.

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

Fiscal Year Ending July 31, 2012
Quarter Ended	High $	Low $
July 31, 2012	$.09	$.05
April 30, 2012	$.09	$.00
January 31, 2012	$.00	$.00
October 31, 2011	$.03	$.00

Fiscal Year Ending July 31, 2011
Quarter Ended	High $	Low $
July 31, 2011	n/a	n/a
April 30, 2011	$.02	$.02
January 31, 2011	$.02	$.02
October 31, 2010	$.05	$.02

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

Holders of Our Common Stock

As of December 27, 2012 we had 73,699,631 shares of our common stock issued and outstanding, held by 58 shareholders of record.

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

Results of Operations for the years ended July 31, 2012 and 2011, and the period from inception (March 2, 2007) through July 31, 2012

We have not had any revenues since the inception of our business and we earned no revenues during the fiscal year ended July 31, 2012. We incurred expenses and a net loss in the amount of $45,534 for the fiscal year ended July 31, 2012. Our expenses during the fiscal year ended July 31, 2012 consisted of professional fees in the amount of $44,396 and general and administrative expenses of $1,138.

We incurred expenses and a net loss in the amount of $178,658 for the fiscal year ended July 31, 2011. Our expenses during the fiscal year ended July 31, 2011 included $160,497 for professional fees, $18,000 for management fees, and general and administrative expenses of $161. Our cumulative net loss for the period from inception (March 2, 2007) through July 31, 2012 was $690,155.

We expect to continue to incur operating losses until we are able to establish revenues.

Liquidity and Capital Resources

As of July 31, 2012, we had $727 in current assets consisting entirely of cash, and we had current liabilities of $26,100 consisting of accounts payable of $3,142 and shareholder loans of $22,958. Thus, as of July 31, 2012 we had a working capital deficit of $25,373.

We will require significant financing in order to perform the terms of the purchase transaction for the Golden Zone Property as contemplated by the Letter of Intent and its amendments. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue future or expanded operations. We have incurred cumulative net losses of $690,155 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any of our accounting policies currently fit this definition.

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

Personnel

We currently have no employees other than our named executive officers. We currently do not have specific plans to increase our number of employees.

Off Balance Sheet Arrangements

As of July 31, 2012, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of July 31, 2012 and 2011;
F-3	Statements of Operations for the years ended July 31, 2012 and 2011, and from inception on March 2, 2007 through July 31, 2012;
F-4	Statement of Stockholders’ Deficit as of July 31, 2012;
F-5	Statements of Cash Flows for the years ended July 31, 2012 and 2011, and from inception on March 2, 2007 through July 31, 2012;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Goldspan Resources, Inc.

Vacaville, California

We have audited the accompanying balance sheets of Goldspan Resources, Inc., a Nevada Corporation, as of July 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from March 2, 2007 (inception) through July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldspan Resources, Inc., as of July 31, 2012 and 2011 and the results of its operations and cash flows for the years then ended and for the period from March 2, 2007 (inception) through July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has not yet received revenue from sales of products or services, has negative working capital, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

December 27, 2012

 GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

BALANCE SHEETS

AS OF JULY 31, 2012 AND 2011

ASSETS	July 31, 2012	July 31, 2011

Current Assets
Cash and cash equivalents	$727	$—

TOTAL ASSETS	$727	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$3,142	$40,084
Shareholder loans	22,958	19,755
Total Liabilities	26,100	59,839

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $0.001 par value; 400,000,000 shares authorized; 65,199,631 and 61,449,631 shares issued and outstanding, respectively	65,200	61,450
Additional paid-in capital	599,582	523,332
Deficit accumulated during the exploration stage	(690,155)	(644,621)
Total Stockholders' Equity (Deficit)	(25,373)	(59,839)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$727	$—

The accompanying notes are an integral part of these financial statements.

 GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31, 2012 AND 2011

FOR THE PERIOD FROM MARCH 2, 2007 (INCEPTION) TO JULY 31, 2012

	For the Year Ended July 31, 2012	For the Year Ended July 31, 2011	For the Period from March 2, 2007 (Inception) to July 31, 2012

REVENUES	$—	$—	$—

OPERATING EXPENSES
Management fees	—	18,000	36,880
Professional fees	44,396	160,497	637,645
General and administrative	1,138	161	16,630
TOTAL OPERATING EXPENSES	45,534	178,658	691,155

LOSS FROM OPERATIONS	(45,534)	(178,658)	(691,155)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	—	—	1,000

LOSS BEFORE PROVISION FOR INCOME TAXES	(45,534)	(178,658)	(690,155)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(45,534)	$(178,658)	$(690,155)

LOSS PER SHARE: basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: basic and diluted	62,323,948	57,898,946

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF JULY 31, 2012

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Inception, March 2, 2007	0	$0	$0	$0	$0

Shares issued for cash	34,953,602	5,500	0	—	5,500

Shares issued for cash	15,856,224	2,495	16,218	—	18,713

Shares issued for cash	311,405	49	9,751	—	9,800

Net loss for the period ended July 31, 2007	—	—	—	(3,585)	(3,585)

Balance, July 31, 2007	51,121,231	8,044	25,969	(3,585)	30,428

Net loss for the year ended July 31, 2008	—	—	—	(44,457)	(44,457)

Balance, July 31, 2008	51,121,231	8,044	25,969	(48,042)	(14,029)

Shares issued for cash	4,766,400	750	6,750	—	7,500

Shares cancelled in spin off on August 26, 2008	(15,888,000)	(2,500)	2,500	—	0

Net loss for the year ended July 31, 2009	—	—	—	(55,019)	(55,019)

Balance, July 31, 2009	39,999,631	6,294	35,219	(103,061)	(61,548)

Effect of forward stock split	—	33,706	(33,706)	—	—

Shares issued for services	3,450,000	3,450	456,550	—	460,000

Debt cancelled as contributed capital	—	—	65,269	—	65,269

Net loss for the year ended July 31, 2010	—	—	—	(362,902)	(362,902)

Balance, July 31, 2010	43,449,631	43,450	523,332	(465,963)	100,819

Shares issued for services	18,000,000	18,000	—	—	18,000

Net loss for the year ended July 31, 2011	—	—	—	(178,658)	(178,658)

Balance, July 31, 2011	61,449,631	61,450	523,332	(644,621)	(59,839)

Shares issues for cash	3,750,000	3,750	76,250	—	80,000

Net loss for the year ended July 31, 2012	—	—	—	(45,534)	(45,534)

Balance, July 31, 2012	65,199,631	$65,200	$599,582	$(690,155)	$(25,373)

The accompanying notes are an integral part of these financial statements.

 GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2012 AND 2011

FOR THE PERIOD FROM MARCH 2, 2007 (INCEPTION) TO JULY 31, 2012

	For the Year Ended July 31, 2012	For the Year Ended July 31, 2011	For the Period from March 2, 2007 (Inception) to July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(45,534)	$(178,658)	$(690,155)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock for services	—	173,179	478,000
Changes in operating assets and liabilities:
Accounts payable	(24,239)	5,318	77,114
Cash flows used in operating activities	(69,773)	(161)	(135,041)

CASH FLOWS USED IN INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans	—	—	24,055
Repayment of shareholder loans	(9,500)	—	(9,800)
Proceeds from common stock issued	80,000	—	121,513
Cash flows provided by financing activities	70,500	—	135,768

Net increase (decrease) in cash and cash equivalents	727	(161)	727

Cash and cash equivalents – beginning of period	—	161	—

Cash and cash equivalents – end of period	$727	$0	$727

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid services	$0	$0	$460,000
Shareholder loan converted to contributed capital	$0	$0	$4,000
Accounts payable converted to contributed capital	$0	$0	$61,269

The accompanying notes are an integral part of these financial statements.

 GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts payable and shareholder loans. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Basic Income (Loss) per Common Share

Basic Income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2012 and 2011.

	Year Ended July 31, 2012	Year Ended July 31, 2011
Income (loss) (numerator)	$(45,534)	$(178,658)
Shares (denominator)	62,323,948	57,898,946
Per share amount	$(.00)	$(.00)

 GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expense during the years ended July 31, 2012 and 2011.

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

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock-based compensation issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, stock, stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. There were no common shares issued for services during the fiscal year ended July 31, 2012. There were 18,000,000 common shares valued at $18,000 issued for services during the fiscal year ended July 31, 2011.

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

JULY 31, 2012

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

As of July 31, 2012, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	July 31, 2012	July 31, 2011
Income tax benefit at statutory rate	$17,758	$69,677
Common stock issued for services	—	(67,540)
Valuation allowance	(17,758)	(2,137)
Income tax expense per books	$—	$—

Net deferred tax assets consist of the following components as of:

	July 31, 2012	July 31, 2011
Net operating loss carryover	$(269,160)	$(251,402)
Valuation allowance	269,160	251,402
Net deferred tax asset	$—	$—

It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of July 31, 2012, there have been no interest or penalties incurred on income taxes.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

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

On April 3, 2012, the Company sold 1,250,000 shares of its $0.001 par value common stock at a price of $0.02 per share for $25,000 cash. On April 11, 2012, the Company sold 500,000 shares of its $0.001 par value common stock at a price of $0.02 per share for $10,000 cash. On June 5, 2012, the Company sold 2,000,000 shares of its $0.001 par value common stock at a price of $0.0225 per share for $45,000 cash.

NOTE 4. SHAREHOLDER LOANS

A shareholder made loans to the Company totaling $20,055 during the fiscal year ended July 31, 2010. The loans are unsecured, due on demand, bear no interest, and have no specified terms of repayment. Repayments totaling $9,500 were made during the fiscal year ended July 31, 2012.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

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

· Robert W. George II – Director and President

· James McLaughlin – Director, Chief Financial Officer, and Treasurer

· David Saykally – Director and Secretary

Concurrently, Robert W. George II resigned as CEO and as the Chairman of the Board.

On December 5, 2012, the board of directors appointed the following new officers and directors:

· Phillip L. Allen – Director and President

· Iain Stewart – Director, Secretary, Treasurer, and acting Chief Financial Officer

· Robert Carey – Director and Vice President of Marketing

· Robert Ruby – Director

Following these appointments, the board accepted the resignations of Robert W. George II as President and Director, James McLaughlin CFO, Director and Treasurer, and David Saykally as Director and Secretary.

On April 5, 2012, Goldspan entered into a non-binding letter of intent with Alix Resources Corp. (“Alix”) for the potential purchase of an option to acquire a 60% ownership interest in certain mineral properties known as the “Golden Zone Property” located in the State of Alaska (the “Property”). The Property is located along the south flank of the Alaska Range 15 miles west of the Parks Highway, approximately halfway between the cities of Anchorage and Fairbanks. Alix has the existing option on the Property (the “Underlying Option”) which was entered into in September of 2010 with Hidefield Gold Inc. and Mines Trust Company (collectively the "Owners") whereby Alix can earn up to a 70% interest in the Property.

The letter of intent contemplates the sale of an option to us which, when exercised in conjunction with the Underlying Option held by Alix, will result in our ownership of 60% of the Property, with Alix retaining 10% ownership.

The letter of intent was to expire on May 15, 2012 provided no definitive agreement was reached between the Parties. On June 22, 2012, Alix and Goldspan agreed to extend the May 15, 2012 deadline to July 15, 2012. On July 16, 2012, the letter of intent was further extended to July 25, 2012. On August 7, 2012, the agreement was extended to August 31, 2012, and a non-refundable deposit of $35,000 was paid. On December 7, 2012, the letter of intent was further extended, and the following payment schedule was agreed to: a series of three $100,000 (Canadian dollars) payments due December 31, 2012; January 31, 2013; and February 28, 2013. Goldspan also agreed to reimburse Alix no later than February 28, 2013 for costs totaling approximately $203,700 relating to the Gold Zone property. Goldspan also agreed to reimburse Alix $76,811, for amounts due under the Underlying Option. In consideration of Alix granting this extension, Goldspan issued 5,000,000 common shares in December, 2012.

In accordance with ASC 855-10, the Company’s management has analyzed its operations through the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those discussed above.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2012

NOTE 6. LIQUIDITY AND GOING CONCERN

Goldspan Resources has not generated any revenues, has negative working capital, and has suffered losses from operations. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Goldspan Resources to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations or acquiring or merging with a profitable company. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirements; however, there can be no assurance the Company will be successful in these efforts.

NOTE 7. COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending July 31, 2012.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended July 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of July 31, 2011, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of July 31, 2012 and their present positions.

Name	Age	Office(s) held
David Hedderly-Smith	64	Chairman of the Board and CEO
Phillip L. Allen	63	President and Director
Iain Stewart	63	Vice President of Strategic Planning and Director
Robert Carey	46	Vice President of Marketing and Director
Ron Ruby	46	Director

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

Phillip Allen was appointed President and Director on December 5, 2012. He has over 25 years of varied experience structuring, staffing, managing and helping to fund start up and development stage companies. He has served as President, CEO and Chairman of fully reporting companies he has helped take public on the Over the Counter Bulletin Board. Since February of 2007, Mr. Allen has served as Founder and President of Strategic Development Partners, a boutique capital consulting firm targeting start-up and development stage companies seeking funding, strategic development planning and marketing assistance. Mr. Allen has, for over two decades, provided leadership to start-up companies as a senior management, founder or consultant. Mr. Allen was involved at the senior management or consulting levels of a number of hi-tech companies that he facilitated taking public through reverse mergers. Mr. Allen has personally facilitated the structuring and start-up planning and funding for numerous clients throughout the United States, as well as the Peoples Republic of China. Mr. Allen, through Strategic Development Partners, has been responsible for the capital structure, staffing, seed/first stage funding and strategic planning for two major networks in China, while providing strategic advice and counsel to its founding officers, directors, consultants and advisors to qualify them to trade on the OTC.BB.

Mr. Allen has a BS and a BA in business, education and philosophy from Central Michigan University (CMU), and MA in General Educational Administration from CMU in 1980 and has completed doctoral work in labor and industrial relations at Michigan State University.

Iain Stewart, PhD was appointed Director and Vice President of Strategic Planning on December 5, 2012. A physicist and mathematician by training, Mr. Stewart brings 32 years of progressive technical and management experience to ensure the success of business clients worldwide. Since 2009, he has worked with Strategic Development Partners to mentor start-up companies in areas of technology and management. Prior to this, from 2006-2009, he was the Principal Technologist at Carrier Access (now Force 10) in developing cell site voice/data compression solutions for mobile carriers. From 2003-2006, Mr. Stewart provided direction, technical support and leadership for regional networks in China and India using a variety of transport solutions including fiber, power line and 4G wireless.

From 1998- 2003, as Director of Wireless at CH2M Hill, he led business case analysis and funding procurement with GE Capital, Bank of America, and Blackstone Associates for regional networks in the U.S., Europe and the Far East for delivery of services over fiber, hybrid fiber-coax and wireless. He then managed their deployment.

Prior to this, beginning in 1987, Mr. Stewart worked for US WEST, initially creating platforms to integrate traditional switching with voice units for a variety of solutions including information gateways, resort booking and E911. In 1991 he moved to the PCS group where he pioneered new data-communications technologies for interference-prone wireless communications. This culminated in helping legitimize CDMA IS.95 as the 2nd North American standard with the TR45.3 committee. As Senior Engineer at US WEST Wireless, he helped deploy its 14-state CDMA-based cellular network and led the development and deployment of all data-related services for messaging, Internet access and integrated wireless/landline voice mail.

Early in his career, Mr. Stewart designed and coded mainframe operating system software and data communications protocols for a variety of projects, particularly in office automation with ICL in the UK, Philips in Holland and Bell Labs in the U.S. Mr. Stewart holds a B.Sc. in Physics and Applied Maths from St Andrews University, a Ph.D. in low-temperature semiconductor technology, an M.Ed. in Education and an M.S. in Systems Analysis and Design.

Robert Carey was appointed Director and Vice President of Marketing on December 5, 2012. For the last decade, Mr. Carey has been a strategic consultant and principal partner for several start-up projects, with a heavy focus on environmentally friendly technologies and products. Over his career Mr. Carey has been responsible for raising several million dollars in investment capital. He has also helped pioneer several new technologies in heavy metal extraction and waste cleanup. With a thorough background in computer systems and software, Mr. Carey has been able to turn his knowledge to advantage in devising ways of automating existing manual processes.

Mr. Carey currently has a network of clients and former clients throughout the globe, maintaining an excellent record of integrity and follow-through. Through his research and investigative efforts, Mr. Carey has consistently provided key solutions which have helped many of his clients avoid costly missteps.

Early in his career, Mr. Carey gained valuable financial experience at a Wall Street brokerage house where he honed his skills in evaluating new opportunities in the high-tech arena. Mr. Carey attended NYU and community college for computer science and has had extensive formal and informal training on a variety of computer systems.

Ron Ruby was appointed Director on December 5, 2012. He has over 20 years of experience in the Heavy Equipment Industry. From humble beginnings in the parts warehouse, quickly moving up through Sales/Rental Management for the same dealership in Montana, to managing an excavation company in Wyoming, to starting his own heavy equipment sales and rental company, Equipment Trucks, Inc. (“ETI”) in 2002, he understands how to motivate staff at every level to maintain the highest levels of customer satisfaction. Currently, he services a number of mining clients both domestically and internationally. As a result, Mr. Ruby and his team have grown ETI from a small, local equipment dealer to a company that has repeat customers across the United States as well as in all corners of the world.

His knowledge and relationships in the heavy equipment industry, as well as his experience building and managing large construction and heavy equipment companies, will serve Goldspan well as it readies itself for actual production of gold and other precious minerals.

There are no family relationships among any of our current or former directors or executive officers.

Directors

Our bylaws authorize no less than one (1) director. We currently have five Directors including the Chairman of the Board.

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

Code of Ethics

As of July 31, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended July 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vincent J. Franzone, former CEO, President & Director	2011 2012	0 0	0 0	10,000 0	0 0	0 0	0 0	0 0	10,000 0
Fred W. Jackson, former COO & Director	2011 2012	0 0	0 0	5,000 0	0 0	0 0	0 0	0 0	5,000 0
John Baird, former Chairman and former CEO	2011 2012	0 0	0 0	3,000 0	0 0	0 0	0 0	0 0	3,000 0
Robert W. George, former President and Director	2011 2012	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0
James McLaughlin, former CFO	2011 2012	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0
David Saykally, former Secretary	2011 2012	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0
David Hedderly-Smith, Chairman And CEO	2011 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Phillip Allen, President and Director	2011 2012	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a
Iain Stewart, Vice President and Director	2011 2012	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a
Robert Carey, Vice President and Director	2011 2012	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreements or consulting agreements with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers. Our executive officers currently do not receive any regular fixed compensation.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
David Hedderly-Smith	0	0	0	0	0	0	0	0	0
Robert W. George II, former officer	0	0	0	0	0	0	0	0	0
James McLaughlin former officer	0	0	0	0	0	0	0	0	0
David Saykally former officer	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year ended July 31, 2012.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Hedderly-Smith	0	0	0	0	0	0	0
Robert W. George, former director	0	0	0	0	0	0	0
Vincent J. Franzone, former director	0	0	0	0	0	0	0
Fred W. Jackson, former director	0	0	0	0	0	0	0
John Baird, former director	0	0	0	0	0	0	0

Narrative Disclosure to Compensation of Directors Table

We do not pay any compensation to our directors at this time.

Stock Option Plans

We have not adopted any stock option or incentive plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of December 27, 2012 by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 73,699,631 Shares of Common Stock issued and outstanding as of December 27, 2012.

Title of Class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
Common	David Hedderly-Smith 7533 Pinebrook Road Park City, UT 84098	5,499,994	7.46%
Common	Phillip L. Allen 836 Fernbrook Court Vacaville, CA 95687	0	0
Common	Iain Stewart 836 Fernbrook Court Vacaville, CA 95687	0	0
Common	Robert Carey 836 Fernbrook Court Vacaville, CA 95687	0	0
Common	Ron Ruby 836 Fernbrook Court Vacaville, CA 95687	0	0
Common Stock	All Officers and Directors as a Group	5,499,994	7.46%

Common Stock	5% Shareholders
Common	Alix Resources Corp. 780 W. Ponder St. #1220 Vancouver, B.C. V6C 1H2 Canada	5,000,000	6.78%
Common	L.S., LLC(1) 708 Capitol Ave Cheyenne, WY 82007	15,634,189	21.21%
Nancy Pavis	44 Harned Drive Centerpoint, NY 11721	4,700,002	6.38%

(1)Richard Carey is the Managing Director of L.S., LLC and, in that capacity, has the authority to direct investment and voting decisions with regard to its shares of common stock. The amount of shares shown for L.S., LLC includes 10,000,000 shares acquired in a private transaction from Vincent Franzone which have not been formally transferred, 3,300,000 shares acquired in private transactions from Michael Arnone which have not been formally transferred, and 12,600 shares held in street name.

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

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we believe Ron Ruby is an independent director.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31	Audit Services	Audit Related Fees (prior period audit fee)	Tax Fees	Other Fees (Quarterly Reviews)
2012	$6,250	$0	$0	$3,000
2011	$8,750	$0	$0	$3,000

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
23.1	Consent of Silberstein Ungar, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter of Intent with Alix Resources Corp.(2)
99.2	Letter Agreement dated August 7, 2012 re extension of Letter of Intent with Alix Resources Corp.(3)
99.3	Letter Agreement dated November 30, 2012 re extension of Letter of Intent with Alix Resources Corp.

(1)	Incorporated by reference to Registration Statement on Form SB-2 filed October 2, 2007.
(2)	Incorporated by reference to Current Report on Form 8-K filed April 25, 2012.
(3)	Incorporated by reference to Annual Report on Form 10-K filed August 23, 2012.
18

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Goldspan Resources, Inc.

By:	/s/ David Hedderly-Smith
David Hedderly-Smith Chief Executive Officer, and Director
December 31, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ David Hedderly-Smith
David Hedderly-Smith Chief Executive Officer and Director
December 31, 2012

By:	/s/ Iain Stewart
Iain Stewart Chief Financial Officer, Treasurer Secretary and Director
December 31, 2012

By:	/s/ Phillip Allen
Phillip Allen President and Director
December 31, 2012

By:	/s/ Ron Ruby
Ron Ruby Director
December 31, 2012

