Form 10-Q
period 2012-10-31
Goldspan Resources, Inc.
filed 2013-01-24
CIK 1413659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-146442

Goldspan Resources, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	26-3342907
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

836 S. Vance St., Unit E, Lakewood, Colorado 80226
(Address of principal executive offices)

303-875-1044
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73,699,631 as of January 23, 2013.

1

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of October 31, 2012, and July 31, 2012 (unaudited);
F-2	Statements of Operations for the three months ended October 31, 2012 and October 31, 2011 and from Inception on March 2, 2007 through October 31, 2012 (unaudited);
F-3	Statements of Cash Flows for the three months ended October 31, 2012 and October 31, 2011 and from Inception on March 2, 2007 through October 31, 2012 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation and for the financial statements to be not misleading have been included. Operating results for the interim period ended October 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

BALANCE SHEETS

(unaudited)

ASSETS	October 31, 2012	July 31, 2012

Current Assets
Cash and cash equivalents	$393	$727

TOTAL ASSETS	$393	$727

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$14,272	$3,142
Shareholder loans	22,958	22,958
Total Liabilities	37,230	26,100

Stockholders’ Equity (Deficit)
Common stock - $0.001 par value; 400,000,000 shares authorized; 68,699,631 and 65,199,631 shares issued and outstanding, respectively	68,700	65,200
Additional paid-in capital	631,082	599,582
Deficit accumulated during the exploration stage	(736,619)	(690,155)
Total Stockholders' Equity (Deficit)	(36,837)	(25,373)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$393	$727

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011

AND FROM MARCH 2, 2007 (INCEPTION) TO OCTOBER 31, 2012

(unaudited)

	For the three months ended October 31, 2012	For the three months ended October 31, 2011	For the Period from March 2, 2007 (Inception) to October 31, 2012

REVENUES	$—	$—	$—

OPERATING EXPENSES
Management fees	—	—	36,880
Professional fees	11,130	356	650,360
General and administrative	35,334	20	50,379
TOTAL OPERATING EXPENSES	46,464	376	737,619

LOSS FROM OPERATIONS	(46,464)	(376)	(737,619)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	—	—	1,000

LOSS BEFORE PROVISION FOR INCOME TAXES	(46,464)	(376)	(736,619)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(46,464)	$(376)	$(736,619)

LOSS PER SHARE: basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: basic and diluted	67,610,742	61,449,631

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011

AND FROM MARCH 2, 2007 (INCEPTION) TO OCTOBER 31, 2012

	For the three months ended October 31, 2012	For the three months ended October 31, 2011	For the Period from March 2, 2007 (Inception) to October 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(46,464)	$(376)	$(736,619)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock for services	—	—	478,000
Common stock issued for extension fee	35,000	—	35,000
Changes in operating assets and liabilities:
Accounts payable	11,130	356	88,244
Cash flows used in operating activities	(334)	(20)	(135,375)

CASH FLOWS USED IN INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans	—	—	24,055
Repayment of shareholder loans	—	—	(9,800)
Proceeds from officer loans	—	100	100
Repayment of officer loans	—	—	(100)
Proceeds from Common Stock issued	—	—	121,513
Cash flows provided by financing activities	—	100	135,768

Net increase (decrease) in cash and cash equivalents	(334)	80	393

Cash and cash equivalents – beginning of period	727	—	—

Cash and cash equivalents – end of period	$393	$80	$393

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid services	$0	$0	$460,000
Shareholder loan converted to contributed capital	$0	$0	$4,000
Accounts payable converted to contributed capital	$0	$0	$61,269

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2012 and for all periods presented herein, and for them to be not misleading, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2012 audited financial statements. The results of operations for the periods ended October 31, 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3. GOING CONCERN

The accompanying financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will realize its assets and liquidate its liabilities in the normal course of business. However, the Company has no current source of revenue, recurring losses and a deficit accumulated during the exploration stage of $736,619 as of October 31, 2012. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management plans on raising cash from public or private debt or equity financing, on an as-needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. The Company’s ability to continue as a going concern is dependent on these additional cash financings and, ultimately, upon achieving profitable operations through the development of mineral interests. The successful outcome of future activities cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. SUBSEQUENT EVENTS

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

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 4. SUBSEQUENT EVENTS (CONTINUED)

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

  CDN $100,000 on or before December 31, 2012
  CDN $100,000 on or before January 31, 2013; and
  CDN $100,000 on or before February 28, 2013

With regard to the CDN $100,000 payment due December 31, 2012, Alix has accepted a partial payment in the amount of $25,000, with the remainder of the payment to be paid as soon as possible.

The November 30, 2012 extension letter also requires that we reimburse Alix for all costs incurred in maintaining the Property from April 1, 2012 through November 30, 2012. These costs total approximately US $203,700, and must be paid on or before February 28, 2013. We have also agreed to reimburse certain other parties in amounts totaling $76,911.34. Finally, in consideration for the latest extension, we issued Alix 5,000,000 shares of common stock.

Expected Changes in Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three months ended October 31, 2012 and 2011, and from March 2, 2007 (inception) through October 31, 2012.

We did not earn any revenues from inception on March 2, 2007 through the period ending October 31, 2012. We can provide no assurance that we will produce significant revenues in the future, or, if revenues are earned, that we will be profitable.

5

We incurred operating expenses of $737,619 and net losses in the amount of $736,619 from our inception on March 2, 2007 through the period ending October 31, 2012.  We incurred operating expenses and net losses in the amount of $46,464 during the three months ended October 31, 2012, compared to operating expenses and net losses in the amount of $376 during the three months ended October 31, 2011. Our operating expenses for the three months ended October 31, 2012 included $35,000 for the Golden Zone Property option, legal fees of 11,130, office expense of $204, transfer agent fees of $85 and $45 for bank charges. By way of comparison, our operating expenses for the three months ended October 31, 2011 were $376, of which $356 was for legal fees and $20 for bank fees..  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development.

Liquidity and Capital Resources

As of October 31, 2012, there was $393 in cash and a working capital deficit of $36,837. We will require significant financing in order to perform the terms of the purchase transaction for the Golden Zone Property as contemplated by the Letter of Intent. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of October 31, 2012, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. As of October 31, 2012, we have a working capital deficit of $36,837 and an accumulated deficit of $736,619 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

6

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2012 our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2012.

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

7

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Goldspan Resources, Inc.

By:	/s/ David Hedderly-Smith
David Hedderly-Smith Chief Executive Officer, and Director
January 23, 2013

By:	/s/ Iain Stewart
Iain Stewart Chief Financial Officer, Secretary, Treasurer, and Director
January 23, 2013

9