Form 10-Q
period 2013-01-31
Goldspan Resources, Inc.
filed 2013-03-15
CIK 1413659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 76,699,631 as of March 12, 2013.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of January 31, 2013, and July 31, 2012 (unaudited);
F-2	Statements of Operations for the three and six months ended January 31, 2013 and January 31, 2012, and from Inception on March 2, 2007 through January 31, 2013 (unaudited);
F-3	Statements of Cash Flows for the six months ended January 31, 2013 and January 31, 2012 and from Inception on March 2, 2007 through January 31, 2013 (unaudited);
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation and for the financial statements to be not misleading have been included. Operating results for the interim period ended January 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Balance Sheets (unaudited)

ASSETS	January 31,	July 31,
	2013	2012
CURRENT ASSETS

Cash	$5,888	$727
Deposits	5,000	—
Total Current Assets	10,888	727

TOTAL ASSETS	$10,888	$727

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$27,701	$3,142
Shareholder loans	—	22,958
Loan payable	100,000	—
Interest accrual	1,343	—
Total Current Liabilities	129,044	26,100

STOCKHOLDERS' DEFICIT

Common stock - $0.001 par value; 400,000,000 shares authorized; 76,699,631 and 61,449,631 shares issued, respectively and outstanding, respectively	76,700	65,200
Additional paid-in capital	794,332	599,582
Deficit accumulated during the development stage	(989,188)	(690,155)

Total Stockholders' Deficit	(118,156)	(25,373)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,888	$727

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Statements of Operations (unaudited)

					From Inception
	For the Three	For the Three	For the Six	For the Six	on March 2,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 Through
	January 31,	January 31,	January 31,	January 31,	January 31,
	2013	2012	2013	2012	2013

REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES

Management fees	81,664	—	81,663	—	118,543
Professional fees	42,973	650	54,103	1,006	693,333
General and administrative	126,590	95	161,924	115	176,969

Total Operating Expenses	251,227	745	297,690	1,121	988,845

LOSS FROM OPERATIONS	(251,227)	(745)	(297,690)	(1,121)	(988,845)

OTHER INCOME/EXPENSE
Interest expense	(1,343)	—	(1,343)	—	(1,343)
Extinguishment of debt	—	—	—	—	1,000

LOSS BEFORE INCOME TAXES	(252,570)	(745)	(299,033)	(1,121)	(989,188)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(252,570)	$(745)	$(299,033)	$(1,121)	$(989,188)

BASIC LOSS PER SHARE:	$—	$—	$—	$—
Basic and diluted

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	71,266,298	61,449,631	69,477,409	61,449,631

The accompanying notes are a integral part of these financials statements.

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Statements of Cash Flows (unaudited)

			From Inception
	For the Six	For the Six	on March 2,
	Months Ended	Months Ended	2007 Through
	January 31,	January 31,	January 31,
	2013	2012	2013
OPERATING ACTIVITIES

Net loss	$(299,033)	$(1,121)	$(989,188)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	71,250	—	578,000
Common stock issued for extension fee	100,000	—	71,250
Changes in operating assets and liabilities:
(Increase) decrease in deposits	(5,000)	—	(5,000)
Increase (decrease) in accounts payable	24,559	1,006	27,701
Increase (decrease) in accruals	1,343	—	1,343

Net Cash Used in Operating Activities	(106,881)	(115)	(315,894)

INVESTING ACTIVITIES	—	—	—

FINANCING ACTIVITIES

Proceeds from loan	100,000	—	100,000
Shareholder loans, net	(22,958)	100	—
Contributed capital	—	—	65,269
Shares issued for cash	35,000	—	156,513

Net Cash Provided by Financing Activities	112,042	100	321,782

NET INCREASE (DECREASE) IN CASH	5,161	(15)	5,888

CASH AT BEGINNING OF PERIOD	727	—	—

CASH AT END OF PERIOD	$5,888	$(15)	$5,888

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$—	$—	$—
Income Taxes	$—	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for prepaid consulting	$—	$—	$460,000
Common stock issued for option	$—	$—	$100,000
Shareholder loan converted to contributed capital	$—	$—	$4,000
Accounts payable converted to contributed capital	$—	$—	$61,269

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2013 and July 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2013 and for all periods presented herein, and for them to be not misleading, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2012 audited financial statements. The results of operations for the periods ended January 31, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - LOAN DUE TO THIRD PARTY

The Company has issued a convertible Note that provides for funding up to $250,000 with terms as follows:

Annual interest accrues at the rate of ten (10%) per annum until paid, with the note and interest all due December 31, 2014.

The Note may be converted at the option of the note holder at any time prior to December 31, 2013 with the unpaid principal and accrued interest converted at the Common Share price of $.10.

NOTE 4 - SUBSEQUENT EVENTS

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

On August 7, 2012, the agreement was extended to August 31, 2012, and a non-refundable deposit of $35,000 was paid. On December 7, 2012, the letter of intent was further extended, and the following payment schedule was agreed to: a series of three $100,000 (Canadian dollars) payments due December 31, 2012; January 31, 2013; and February 28, 2013. Goldspan also agreed to reimburse Alix no later than February 28, 2013 for costs totaling approximately $203,700 relating to the Gold Zone property. Goldspan also agreed to reimburse Alix $76,811, for amounts due under the Underlying Option. In consideration of Alix granting this extension, Goldspan issued 5,000,000 common shares in December, 2012 at a valuation of $100,000.

Goldspan is currently in default on the agreed to series of $100,000 payments that were to commence December 31, 2012. Management is currently in negotiations with Alix to determine what remedies, if any, may be available to Goldspan in order to continue with the Option on the Golden Zone property, or to abandon the Option altogether.

NOTE 4 - SUBSEQUENT EVENTS (continued)

The Company entered into a Non-Binding Letter of Intent (“LOI”) made and entered into as of the 4th day of March, 2013 by and between Goldspan Resources, Inc and Equipment and Trucks, Inc., a S Corporation located at 1739 S CR 13 C Loveland CO 80537 (“ETI”), both of whom may be collectively referred to throughout this Agreement as “Parties,” or individually as “Party.”

The Terms of the Agreement are as follows:

WHEREAS , GSPN is in the business of acquiring mining and energy producing properties; and,

WHEREAS , ETI is in the business of selling, servicing and renting various heavy and light equipment to companies in the mining and energy industries; and,

WHEREAS , the above listed Parties have agreed to enter into this non-binding Letter of Intent;

NOW THEREFORE , in consideration for the mutual obligations contained herein, GSPN and ETI, mutually agree as follows:

Summary of Terms

1. Purchase of ETI Equity Interest:

GSPN agrees to purchase an 80% interest in ETI in a tax fee stock exchange. GSPN shall perform due diligence of all pertinent documents and company information relating to ETI prior to the execution of the Share Exchange Agreement, including, but not limited to, applicable financial information of ETI, all relevant contracts, documents pertaining to indebtedness and liabilities of ETI, all customer information, product information, business plan, projected earnings as well as all shareholder and issuance information. ETI shall work with GSPN in order to provide all requested documents and information.

2. Purchase Price:

The GSPN share exchange amount allocated to the acquisition shall be determined pursuant to the Share Exchange Agreement. GSPN agrees to transfer an earnest deposit equal to 1 million shares of common stock of GSPN in order to show good faith in the negotiation of the Share Exchange Agreement. GSPN shall issue the 1 million shares to ETI upon the execution of this Letter of Intent.

2b. Additional Consideration:

As soon as possible after the execution of this LOI, with a goal of completion of March 31, 2013, GSPN agrees to use its best efforts to secure an operating Line of Credit for ETI in a minimum amount of 1.5 million dollars, in order for ETI to expand its current business model and also for use as working capital.

On or before September 30, 2013, GSPN shall use its best efforts to increase the ETI Line of Credit to 5 million dollars.

On or before December 31, 2013, GSPN shall use its best efforts to increase the ETI Line of Credit to 10 million dollars.

3. Responsibilities of GSPN: During the period while GSPN is seeking to obtain the Letter(s) of Credit or Credit Facilities which will help ETI to grow its business substantially from today’s level, GSPN will provide no operational input or restrictions on the operation of ETI except as to establishing the terms of the ‘credit facility’ or Line of Credit and the accountability thereto.

NOTE 4 - SUBSEQUENT EVENTS (continued)

4. Public Filings:

GSPN and ETI shall work together to file all applicable public documents with the Securities and Exchange Commission to disclose the stock exchange.

5. Share Exchange Agreement:

The Parties to this Letter of Intent agree to execute a definitive Share Exchange Agreement upon ETI receiving a credit line of at least 5 million dollars. The Share Exchange Agreement shall detail all rights and responsibilities of each Party, as well as actions that must be taken to complete the exchange. As part of the Share Exchange Agreement, Phillip Allen, President of GSPN agrees to serve on the Board of Directors of ETI as well as ETI’s Advisory Board.

6. Closing:

The Parties agree that all due diligence, all actions to be taken by both Parties, and the execution of the Share Exchange Agreement shall take place on or before December 31, 2013.

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

On August 7, 2012, the agreement was extended to August 31, 2012, and a non-refundable deposit of $35,000 was paid. On December 7, 2012, the letter of intent was further extended, and the following payment schedule was agreed to: a series of three $100,000 (Canadian dollars) payments due December 31, 2012; January 31, 2013; and February 28, 2013. Goldspan also agreed to reimburse Alix no later than February 28, 2013 for costs totaling approximately $203,700 relating to the Gold Zone property. Goldspan also agreed to reimburse Alix $76,811, for amounts due under the Underlying Option. In consideration of Alix granting this extension, Goldspan issued 5,000,000 common shares in December, 2012 at a valuation of $100,000.

Goldspan is currently in default on the agreed to series of $100,000 payments that were to commence December 31, 2012. Management is currently in negotiations with Alix to determine what remedies, if any, may be available to Goldspan in order to continue with the Option on the Golden Zone property, or to abandon the Option altogether.

On March 4, 2013, we entered into a non-binding Letter of Intent (the “LOI”) with Equipment & Trucks Inc. (“ETI”) a privately held heavy equipment sales and rental company located in Loveland, Colorado, for the option to purchase an 80% ownership interest in ETI.

The LOI provides for the following transactions:

  We have agreed to issue one million (1,000,000) shares of common stock as a good faith deposit toward the contemplated acquisition
  We have agreed to use our best efforts to secure a line of credit for ETI in the amount of $1.5 million by March 31, 2013
  We have agreed to use our best efforts to increase the line of credit secured for ETI to a total amount of $5 million by September 30, 2013
  We have agreed to use our best efforts to increase the line of credit secured for ETI to a total amount of $10 million by December 31, 2013
  Upon ETI’ receipt of a line of credit in the amount of $5 million, and no later than December 31, 2013, the parties will enter into a definitive share exchange agreement regarding the proposed acquisition.
5

Expected Changes in Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three and six months ended January 31, 2013

We did not earn any revenues from inception on March 2, 2007 through the period ending January 31, 2013. We can provide no assurance that we will produce significant revenues in the future, or, if revenues are earned, that we will be profitable.

We incurred operating expenses of $988,845 and net losses in the amount of $989,188 from our inception on March 2, 2007 through the period ending January 31, 2013.  We had no operating income for the three months ended January 31, 2013. We incurred operating expenses in the amount of $251,227 during the three months ended January 31, 2013. These expenses included auditing fees of $6,250, management fees of $81,664, an option fee of $125,000 for the Golden Zone property, legal fees of $13,909 and other costs in the amount of $25,749.

By way of comparison we incurred operating expenses in the amount of $745 during the three months ended January 31, 2012. These expenses included transfer agent fees of $650 and bank fees of $95.

We incurred operating expenses of $297,690 and a net loss in the amount of $299,033 during the six months ended January 31, 2013, compared to operating expenses and a net loss in the amount of $1,121 during the six months ended January 31, 2012. By way of comparison our operating expenses for the six months ended January 31, 2013 included auditing fees of $6,250, IR Services of $14,745, Legal Fees of $25,039, management fees of $81,663, an option fee of $160,000 for the Golden Zone property and other costs in the amount of $9,993. By way of comparison our operating expenses for the six months ended January 31, 2012 included legal fees of $356, transfer agent fees of $650 and bank fees of $115.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development.

Liquidity and Capital Resources

As of January 31, 2013, we had cash of $5,888 with current assets of $10,888. We had current liabilities of $129,044 and a working capital deficit of $118,156.

On December 12, 2012, we received funding in the amount of $100,000 under a 10% Convertible Promissory Note issued to Arlon Franz (the “Note”). The Note bears interest at a rate of 10% per year, with all principal and interest coming due on December 31, 2013. The Note is convertible in whole or in part, at the option of the holder, into shares of our common stock at a price of $0.10 per share.

We will require significant additional financing in order to perform the terms of the purchase transaction for the Golden Zone Property as contemplated by the Letter of Intent. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of January 31, 2013, there were no off balance sheet arrangements.

6

Going Concern

Our financial statements have been prepared on a going concern basis. As of January 31, 2013 we had a working capital deficit of $118,156 and an accumulated deficit of $989,188 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4T. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2013, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2013.

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

7

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

8

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	10% Convertible Promissory Note issued to Arlon Franz
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Goldspan Resources, Inc.

By:	/s/ David Hedderly-Smith
David Hedderly-Smith Chief Executive Officer, and Director
March 15, 2013

By:	/s/ Iain Stewart
Iain Stewart Chief Financial Officer, Secretary, Treasurer, and Director
March 15, 2013

10