Form 10-Q
period 2013-04-30
Goldspan Resources, Inc.
filed 2013-06-19
CIK 1413659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-146442

Goldspan Resources, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	26-3342907
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

836 S Vance St., Unit E, Lakewood, CO
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,449,631 as of June 10, 2013.

1

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of April 30, 2013 and July 31, 2012 (unaudited);
F-2	Statements of Operations for the three and nine months ended April 30, 2013 and April 30, 2012 and from Inception on March 2, 2007 through April 30, 2013 (unaudited);
F-3	Statements of Cash Flows for the nine months ended April 30, 2013 and April 30, 2012 and from Inception on March 2, 2007 through April 30, 2013 (unaudited);
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation and for the financial statements to be not misleading have been included. Operating results for the interim period ended April 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

 GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	April 30,	July 31,
	2013	2012
ASSETS
CURRENT ASSETS

Cash	$206	$727

Total Current Assets	206	727

TOTAL ASSETS	$206	$727

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$27,368	$3,142
Accruals	10,725	—
Shareholder loan	7,010	22,958
Loan payable	110,000

Total Current Liabilities	155,103	26,100

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock - $0.001 par value; 400,000,000 shares authorized; 80,449,631 and 65,199,631 shares issued and outstanding, respectively	80,450	65,200
Additional paid-in capital	953,082	599,582
Deficit accumulated during the development stage	(1,188,429)	(690,155)

Total Stockholders' Equity (Deficit)	(154,897)	(25,373)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$206	$727

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

					From Inception
	For the Three	For the Three	For the Nine	For the Nine	on March 2,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 Through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2013	2012	2013	2012	2013

REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES

Management fees	15,000	—	96,664	—	133,543
Professional fees	186,140	9,985	227,150	10,991	866,295
Option expenses	5,000	—	165,000	—	165,000
General and administrative	3,647	912	5,485	1,027	20,616

Total Operating Expenses	209,787	10,897	494,299	12,018	1,185,454

LOSS FROM OPERATIONS	(209,787)	(10,897)	(494,299)	(12,018)	(1,185,454)

OTHER INCOME/EXPENSE

Interest expense	(2,632)	—	(3,975)	—	(3,975)
Extinguishment of debt	—	—	—	—	1,000

LOSS BEFORE INCOME TAXES	(212,419)	(10,897)	(498,274)	(12,018)	(1,188,429)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(212,419)	$(10,897)	$(498,274)	$(12,018)	$(1,188,429)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	79,616,298	61,882,964	72,814,446	61,556,480

The accompanying notes are a integral part of these financials statements.

 GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			From Inception
	For the Nine	For the Nine	on March 2,
	Months Ended	Months Ended	2007 Through
	April 30,	April 30,	April 30,
	2013	2012	2013
OPERATING ACTIVITIES

Net loss	$(498,274)	$(177,128)	$(1,188,429)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock issued for services	233,750	173,179	711,750
Common stock issued for extension fee	100,000	—	100,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	11,523	3,788	27,368
Increase (decrease) in accruals	10,725	—	10,725

Net Cash Used in Operating Activities	(142,276)	(161)	(338,586)

INVESTING ACTIVITIES	—	—	—

FINANCING ACTIVITIES

Proceeds from loan	110,000	—	110,000
Shareholder loans, net	(3,245)	—	7,010
Contributed capital	—	—	65,269
Shares issued for cash	35,000	—	156,513

Net Cash Provided by Financing Activities	141,755	—	338,792

NET INCREASE (DECREASE) IN CASH	(521)	(161)	206

CASH AT BEGINNING OF PERIOD	727	161	—

CASH AT END OF PERIOD	$206	$—	$206

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—	$—
Income Taxes	$—	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for prepaid consulting	$162,500	$—	$642,245
Common stock issued for option	$100,000	$—	$100,000
Shareholder loan converted to contributed capital	$—	$—	$4,000
Accounts payable converted to contributed capital	$—	$—	$61,269

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2013 and July 31, 2012

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2012 audited financial statements. The results of operations for the periods ended April 30, 2013 are not necessarily indicative of the operating results for the full year.

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

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2013 and July 31, 2012

NOTE 4 - RELATED PARTY TRANSACTIONS

A shareholder has made various loans to the Company to cover ongoing operating costs. The loans are non interest bearing, unsecured and due upon demand.

NOTE 5 - SUBSEQUENT EVENTS

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

Goldspan defaulted on the agreed to series of $100,000 payments that were to commence December 31, 2012.

On May 21, 2013, we entered into an Agreement to Extend our Letter of Intent with Alix Resources Corp. (“Alix”) regarding the “Golden Zone” mineral properties in Alaska (the “Extension Agreement”).

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2013 and July 31, 2012

NOTE 5 - SUBSEQUENT EVENTS (continued)

The Extension Agreement provided the following terms:

1. We will provide a nonrefundable payment in the amount of $25,000 to Alix Resources no later than May 31, 2013. Upon receipt of the $25,000, Alix will surrender 500,000 shares of the total 5,000,000 shares our common stock issued in December 2012 as a part of the previous Agreement to Extend the Letter of Intent.

2. We will provide a second payment of $75,000 to Alix no later than June 30, 2013 as full payment of the terms to extend our option to purchase controlling interest in the Golden Zone properties through Alix Resources Corp. Upon receipt of the second payment in the amount of $75,000, Alix will surrender an additional 1,000,000 shares of our common stock.

3. During the interim period between the payments set forth above, Alix and Goldspan will modify their plan of operation to acquire controlling interest in Golden Zone on terms which are mutually agreeable to both parties. Tender and acceptance of the second payment outlined above will be contingent upon reaching a mutually acceptable plan for operations and financing of the Golden Zone mineral project.

4. In the event that Alix is offered another desirable financial and business partner opportunity with regard to the Golden Zone properties during this interim period, Alix shall have the right to contract with another partner with no penalty or recourse by either Alix or Goldspan. In that event, we will retain the 500,000 shares of our common stock surrendered by Alix, Alix shall retain the initial $25,000 payment, and we will be released from any obligation to pay the second payment of $75,000 upon written notice within ten business days of Alix’s receiving a more desirable offer.

The obligation of $25,000 that was due to Alix by before May 31, 2013 was not paid. Consequently the Company is currently in default of the extension agreement and the terms of the Option Agreement and all extensions thereon are null and void. There are no other discussions to further extend the Option Agreement and the Company has no indications that there will be any successful resolutions as the cancellation of the Option Agreement terminates any interest the Company had in Alix's option position to the Golden Zone property.

The total option expense paid to Alix totaled $160,000 comprised of cash in the amount of $60,000 and the valuation for the 5,000,000 shares issued at $.02 per share for a value of $100,000.

Goldspan Resources, Inc entered into a Letter of Intent (LOI) to acquire controlling interest in the oil, gas and water rights of Bonanza Oil & Gas (BO&G) for an amount of $2 million. A refundable $5,000 earnest deposit, that has been classified as an option expense, was paid on December 24, 2012. GRI did due diligence over a 45 day period. GRI was not able to act in a reasonable time frame to complete its due diligence nor to raise additional capital that may have held the Option to Purchase (LOI) active.

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2013 and July 31, 2012

NOTE 5 - SUBSEQUENT EVENTS (continued)

Therefore, the Company surrendered its right to the refundable $5,000 earnest deposit to cover costs incurred by BO&G in providing geologists, geological surveys and such to support the due diligence efforts of GRI.

On March 4, 2013, we entered into a non-binding Letter of Intent (the “LOI”) with Equipment & Trucks Inc. (“ETI”) a privately held heavy equipment sales and rental company located in Loveland, Colorado, for the option to purchase an 80% ownership interest in ETI.

The LOI provides for the following transactions:

- We have agreed to issue one million (1,000,000) shares of common stock as a good faith deposit toward the contemplated acquisition

- We have agreed to use our best efforts to secure a line of credit for ETI in the amount of $1.5 million by March 31, 2013

- We have agreed to use our best efforts to increase the line of credit secured for ETI to a total amount of $5 million by September 30, 2013

- We have agreed to use our best efforts to increase the line of credit secured for ETI to a total amount of $10 million by December 31, 2013

- Upon ETI’s receipt of a line of credit in the amount of $5 million, and no later than December 31, 2013, the parties will enter into a definitive share exchange agreement regarding the proposed acquisition.

The LOI with ETI has been cancelled by the Company and there is no further liability or obligations by the Company to ETI.

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

The letter of intent contemplated the sale of an option to us which, when exercised in conjunction with the Underlying Option held by Alix, would result in our ownership of 60% of the Property, with Alix retaining 10% ownership. In order to maintain our rights under the contemplated option agreement and ultimately exercise the option, the letter of intent contemplated that we would make the following payments:

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
4

Alix was required to notify the Owners of the Property of the letter of intent. Upon exercise of our option, the Owners would have the option to form a joint venture with us and Alix or sell their remaining 30% interest in the Property in exchange for an overriding perpetual royalty equal to 2.5% of the net smelter returns.

The letter of intent was non-binding and was conditional upon the parties’ entry into a definitive agreement, the completion of our due diligence on the Property, and the approval of the Owners and any necessary regulatory approvals.

The letter of intent was to expire on May 15, 2012, provided no definitive agreement was reached between the Parties. On June 22, 2012 Alix and Goldspan agreed to extend the May 15, 2012 deadline to July 15, 2012.

On August 7, 2012, the agreement was further extended to August 31, 2012, and a non-refundable deposit of $35,000 was paid. On December 7, 2012, the letter of intent was further extended, and the following payment schedule was agreed to: a series of three $100,000 (Canadian dollars) payments due December 31, 2012; January 31, 2013; and February 28, 2013. We also agreed to reimburse Alix no later than February 28, 2013 for costs totaling approximately $203,700 relating to the Property. We also agreed to reimburse Alix $76,811, for amounts due under the Underlying Option. In consideration of Alix granting this extension, we issued 5,000,000 common shares in December, 2012 at a valuation of $100,000.

We defaulted on the agreed to series of $100,000 payments that were to commence December 31, 2012.

Subsequently, on May 21, 2013, we entered into an Agreement to Extend the Letter of Intent with Alix (the “Extension Agreement”). The Extension Agreement provided as follows:

1. We would provide a nonrefundable payment in the amount of $25,000 to Alix Resources no later than May 31, 2013. Upon receipt of the $25,000, Alix would surrender 500,000 shares of the total 5,000,000 shares our common stock issued in December 2012 as a part of the previous Agreement to Extend the Letter of Intent.

2. We would provide a second payment of $75,000 to Alix no later than June 30, 2012 as full payment of the terms to extend our option to purchase controlling interest in the Golden Zone properties through Alix Resources Corp. Upon receipt of the second payment in the amount of $75,000, Alix would surrender an additional 1,000,000 shares of our common stock.

3. During the interim period between the payments set forth above, Alix and Goldspan would modify their plan of operation to acquire controlling interest in Golden Zone on terms which are mutually agreeable to both parties. Tender and acceptance of the second payment outlined above would be contingent upon reaching a mutually acceptable plan for operations and financing of the Golden Zone mineral project.

4. In the event that Alix was offered another desirable financial and business partner opportunity with regard to the Golden Zone properties during this interim period, Alix would have the right to contract with another partner with no penalty or recourse by either Alix or Goldspan. In that event, we would retain the 500,000 shares of our common stock surrendered by Alix, Alix would retain the initial $25,000 payment, and we would be released from any obligation to pay the second payment of $75,000 upon written notice within ten business days of Alix’s receiving a more desirable offer.

The $25,000 that was due to Alix by before May 31, 2013 under the Extension Agreement was not paid. Consequently we are currently in default of the extension agreement and the terms of the Letter of Intent and all extensions thereon are null and void. There are no other discussions to further extend the Letter of Intent and we have no indications that there will be any successful resolutions as the cancellation of the Letter of Intent terminates any interest the Company had in Alix's option position to the Golden Zone property.

On March 4, 2013, we entered into a non-binding Letter of Intent (the “LOI”) with Equipment & Trucks Inc. (“ETI”) a privately held heavy equipment sales and rental company located in Loveland, Colorado, for the option to purchase an 80% ownership interest in ETI.

The LOI provided for the following transactions:

- We agreed to issue one million (1,000,000) shares of common stock as a good faith deposit toward the contemplated acquisition

- We agreed to use our best efforts to secure a line of credit for ETI in the amount of $1.5 million by March 31, 2013

- We agreed to use our best efforts to increase the line of credit secured for ETI to a total amount of $5 million by September 30, 2013

- We agreed to use our best efforts to increase the line of credit secured for ETI to a total amount of $10 million by December 31, 2013

- Upon ETI’s receipt of a line of credit in the amount of $5 million, and no later than December 31, 2013, the parties would enter into a definitive share exchange agreement regarding the proposed acquisition.

Under the terms of a Notice of Default dated April 30, 2013, we have cancelled the LOI with ETI and we and ETI have mutually released one another from any further liability or obligations under the LOI.

Expected Changes in Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three and nine months ended April 30, 2013 and 2012

We incurred operating expenses of $1,185,454 and net losses in the amount of $1,188,429 from our inception on March 2, 2007 through the period ending April 30, 2013. We had no operating income for the three months ended April 30, 2013. We incurred operating expenses in the amount of $209,787 and a net loss in the amount of $212,419 during the three months ended April 30, 2013. These expenses included accounting fees of $1,750, investor relations services of $167,500, legal fees of $15,700, management fees of $15,000, an option loss for a forfeited land deposit of $5,000, interest expense of $2,632 and other costs in the amount of $4,837.

By way of comparison we incurred operating expenses of $10,897 for the three months ended April 30, 2012. These expenses included auditing fees of $8,500, legal fees of $250, accounting fees of $1,000, license fees of $650, transfer agent fees of $235 and other costs of $262.

We incurred operating expenses of $494,299 and a net loss in the amount of $498,274 during the nine months ended April 30, 2013 compared to operating expenses and a net loss in the amount of $12,018 during the nine months ended April 30, 2012. By way of comparison our operating expenses for the nine months ended April 30, 2013 included accounting fees of $8,550, auditing fees of $6,250, investor relations of $182,245, legal fees of $27,561, Management fees of $96,664, an option fee of $160,000 on the Golden Zone property, loss for a good faith deposit of $5,000 (classified as an option fee), and other costs in the amount of $12,004. By way of comparison our operating expenses for the nine months ended April 30, 2012 totaled $12,018 included auditing fees of $8,500, accounting fees of $1,000, legal fees of $606, license fees of $650, transfer agent fees of $885 and other fees of $377.

Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development.

Liquidity and Capital Resources

As of April 30, 2013, we had $206 in cash and no other assets. We had current liabilities of $155,103 and a working capital deficit of $154,897.

On December 12, 2012, we received funding in the amount of $100,000 under a 10% Convertible Promissory Note issued to Arlon Franz (the “Note”). On February 28, 2013 we received additional funding of $10,000 for a Note issued to Equipment & Trucks Inc. ("ETI") under the same terms as the Arlon Franz 10% Convertible Promissory Note . The Note bears interest at a rate of 10% per year, with all principal and interest coming due on December 31, 2013. The Note is convertible in whole or in part, at the option of the holder, into shares of our common stock at a price of $0.10 per share.

As discussed above, on May 21, 2013 we entered into an Agreement to Extend our Letter of Intent with Alix Resources, Inc. ("Alix") regarding he "Golden Zone" mineral properties in Alaska. Under the terms of the Extension Agreement, we were obligated, among other items, to pay to Alix $25,000 on or before May 31, 2013. That payment was not made and we are currently in default of the Extension Agreement. There are currently no negotiations to remedy the default. Unless we are able to raise significant funds in the near future, there is no expectation that any further extensions will be executed with Alix for the Golden Zone property.

We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of April 30, 2013, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. As of April 30, 2013 we had a working capital deficit of $154,897 and an accumulated deficit of $1,188,429 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4T. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2013 our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

1. We issued 1,250,000 shares of common stock to Richard E. Barsom under the terms of a consulting agreement dated March 19, 2013, as further discussed in Item 5, below.

2. We issued 2,500,000 shares of common stock to LS, LLC under the terms of a consulting agreement dated December 13, 2012, as further discussed in Item 5, below.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

1. We have received short term advances from a shareholder totaling $7,010. These advances have been made to cover operating costs until we can generate our own cash flow. These advances are non interest bearing and will be repaid to the shareholder when we have sufficient capital to repay them.

2. On December 13, 2013, we entered into Term Sheet with LS, LLC (“LS”) under which LS agreed to provide us with business development and financial consulting assistance as an independent contractor. The agreement calls for initial compensation to LS of $25,000 and 2,500,000 shares of common stock. After a ninety (90) day evaluation period, an additional 2,500,000 shares of common stock are issuable to LS as compensation.

3. On March 19, 2013, we entered into a consulting agreement with Richard E. Barsom under which Mr. Barsom has agreed to provide us with business and financial consulting services for an initial term of six (6) months. The agreement calls for initial compensation to Mr. Barsom of 1,250,000 shares of common stock. At the end of the initial six month term, the agreement will be extended for an additional six months if Mr. Barsom has: (i) helped us to achieve a 10-day trailing average stock price of at least $0.35 per share, and (ii) has helped to raise at least $2 million in new equity investment as part of a private placement. If the agreement is extended, Mr. Barsom will be paid an additional 1,250,000 shares of common stock.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	10% Convertible Promissory Note issued to Equipment & Trucks Inc.
10.2	Notice of Default under Letter of Intent with Equipment & Trucks Inc.
10.3	Term Sheet with LS, LLC
10.4	Consulting Agreement with Richard E. Barsom
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 formatted in Extensible Business Reporting Language (XBRL).
10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Goldspan Resources, Inc.

By:	/s/ David Hedderly-Smith
David Hedderly-Smith Chief Executive Officer, and Director June 19, 2013

By:	/s/ Iain Stewart
Iain Stewart Chief Financial Officer, Secretary, Treasurer, and Director
June 19, 2013
11