Form 10-K
period 2013-07-31
Goldspan Resources, Inc.
filed 2014-05-22
CIK 1413659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-146442

Goldspan Resources, Inc.
(Exact name of registrant as specified in its charter)
Nevada	26-3342907
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6452 E. Mineral Place, Centennial, CO	80112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 303-875-1044

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $4,022,482 as of July 31, 2013

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 80,449,631 as of May 13, 2014

1

PART IV
Item 15.	Exhibits, Financial Statement Schedules	18

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

The $25,000 that was due to Alix by before May 31, 2013 under the Extension Agreement was not paid. Consequently we were in default of the extension agreement and the terms of the Letter of Intent and all extensions thereon are null and void. There are no other discussions to further extend the Letter of Intent and we have no indications that there will be any successful resolutions as the cancellation of the Letter of Intent terminates any interest the Company had in Alix's option position to the Golden Zone property.

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

Fiscal Year Ending July 31, 2013
Quarter Ended	High $	Low $
July 31, 2013	$.09	$.05
April 30, 2013	$.125	$.05
January 31, 2013	$.09	$.05
October 31, 2013	$.13	$.05

Fiscal Year Ending July 31, 2012
Quarter Ended	High $	Low $
July 31, 2012	$.09	$.05
April 30, 2012	$.09	$.00
January 31, 2012	$.00	$.00
October 31, 2011	$.03	$.00

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

Holders of Our Common Stock

As of May 13, 2014 we had 80,449,631 shares of our common stock issued and outstanding, held by 58 shareholders of record.

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

Recent Sales of Unregistered Securities

1.                   We issued 3,500,000 shares of common stock on August 30, 2012 to David Hedderly-Smith for a cash price of $35,000.

2.                   We issued 5,000,000 shares of common stock on December 7, 2012 to Alix Resources as compensation valued at $250,000 for the extension on the Letter of Intent option for the Golden Zone property.

3.                   We issued 2,000,000 shares of common stock on January 21, 2013 to Philip Allen, the current CEO of the Company for compensation valued at $160,000.

4.                   We issued 1,000,000 shares of common stock on January 21, 2013 to Iain Stewart, the current CFO and Secretary of the Company for compensation valued at $80,000.

5.                   We issued 2,500,000 shares of common stock to LS, LLC under the terms of a consulting agreement dated December 24, 2012 at a value of $175,000, and,

6.                   We issued 1,250,000 shares of common stock to Richard E. Barsom under the terms of a consulting agreement dated March 19, 2013 at a value of $150,000.

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

Results of Operations for the years ended July 31, 2013 and 2012, and the period from inception (March 2, 2007) through July 31, 2013

We have not had any revenues since the inception of our business and we earned no revenues during the fiscal year ended July 31, 2013. We incurred expenses and a net loss in the amount of $1,055,677 for the fiscal year ended July 31, 2013. Our expenses during the fiscal year ended July 31, 2013 consisted primarily of $344,745 for investor relations, $10,450 for accounting fees, $11,150 for auditing fees, $33,055 for legal fees, $315,000 for option fees, management fees of $326,164, interest expense of $6,720 and other general and administrative costs of $8,393.

We incurred expenses and a net loss in the amount of $45,534 for the fiscal year ended July 31, 2012. Our expenses during the fiscal year ended July 31, 2012 consisted of professional fees in the amount of $44,396 and general and administrative expenses of $1,138.

Our cumulative net loss for the period from inception (March 2, 2007) through July 31, 2013 was $1,745,832.

We expect to continue to incur operating losses until we are able to establish revenues.

Liquidity and Capital Resources

As of July 31, 2013, we had $142 in current assets consisting entirely of cash, and we had current liabilities of $231,192 consisting of loans payable of $130,013 (including $20,013 payable to shareholders), accounts payable of $26,959, accrued management fees of $67,500, and accrued interest of $6,720. Thus, as of July 31, 2013 we had a working capital deficit of $231,050.

We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue future or expanded operations. We have incurred operating losses of $1,740,112 and cumulative net losses of $1,745,832 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment other than those pending acquisitions discussed regarding the Jubilee Venture proposed equipment acquisitions.

Personnel

We currently have no employees other than our named executive officers. We currently do not have specific plans to increase our number of employees.

Off Balance Sheet Arrangements

As of July 31, 2013, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of July 31, 2013 and 2012;
F-3	Statements of Operations for the years ended July 31, 2013 and 2012, and from inception on March 2, 2007 through July 31, 2013;
F-4	Statement of Stockholders’ Equity (Deficit) as of July 31, 2013;
F-5	Statements of Cash Flows for the years ended July 31, 2013 and 2012, and from inception on March 2, 2007 through July 31, 2013;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Goldspan Resources, Inc.

Lakewood, Colorado

We have audited the accompanying balance sheets of Goldspan Resources, Inc., a Nevada Corporation, as of July 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from March 2, 2007 (inception) through July 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldspan Resources, Inc., as of July 31, 2013 and 2012 and the results of its operations and cash flows for the years then ended and for the period from March 2, 2007 (inception) through July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has not yet received revenue from sales of products or services, has negative working capital, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 30, 2014

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

BALANCE SHEETS

AS OF JULY 31, 2013 AND 2012

	July 31, 2013	July 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$142	$727
TOTAL ASSETS	$142	$727
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$26,959	$3,142
Accrued expenses	74,220	—
Notes payable	110,000	—
Shareholder loans	20,013	22,958
Total Liabilities	231,192	26,100
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock - $0.001 par value; 400,000,000 shares authorized; 80,499,631 shares issued and outstanding (65,199,631 – 2012)	80,450	65,200
Additional paid-in capital	1,434,332	599,582
Deficit accumulated during the exploration stage	(1,745,832)	(690,155)
Total Stockholders' Equity (Deficit)	(231,050)	(25,373)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$142	$727

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31, 2013 AND 2012

FOR THE PERIOD FROM MARCH 2, 2007 (INCEPTION) TO JULY 31, 2013

	For the Year Ended July 31, 2013	For the Year Ended July 31, 2012	For the Period from March 2, 2007 (Inception) to July 31, 2013
REVENUES	$—	$—	$—
OPERATING EXPENSES
Management fees	326,164	—	363,043
Professional fees	401,944	44,396	1,041,089
Option fees	315,000	—	315,000
General and administrative	5,849	1,138	20,980
TOTAL OPERATING EXPENSES	1,048,957	45,534	1,740,112
LOSS FROM OPERATIONS	(1,048,957)	(45,534)	(1,740,112)
OTHER INCOME (EXPENSE)
Interest expense	(6,720)	—	(6,720)
Gain on extinguishment of debt	—	—	1,000
TOTAL OTHER INCOME (EXPENSE)	(6,720)	—	(5,720)
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,055,677)	(45,534)	(1,745,832)
PROVISION FOR INCOME TAXES	—	—	—
NET LOSS	$(1,055,677)	$(45,534)	$(1,745,832)
LOSS PER SHARE: basic and diluted	$(0.02)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: basic and diluted	75,242,097	62,323,948

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

AS OF JULY 31, 2013

	Common Stock		Additional	Deficit Accumulated During the Exploration
	Shares	Amount	Paid in Capital	Stage	Total
Inception, March 2, 2007	0	$0	$0	$0	$0
Shares issued for cash	34,953,602	5,500	0	—	5,500
Shares issued for cash	15,856,224	2,495	16,218	—	18,713
Shares issued for cash	311,405	49	9,751	—	9,800
Net loss for the period ended July 31, 2007	—	—	—	(3,585)	(3,585)
Balance, July 31, 2007	51,121,231	8,044	25,969	(3,585)	30,428
Net loss for the year ended July 31, 2008	—	—	—	(44,457)	(44,457)
Balance, July 31, 2008	51,121,231	8,044	25,969	(48,042)	(14,029)
Shares issued for cash	4,766,400	750	6,750	—	7,500
Shares cancelled in spin off on August 26, 2008	(15,888,000)	(2,500)	2,500	—	0
Net loss for the year ended July 31, 2009	—	—	—	(55,019)	(55,019)
Balance, July 31, 2009	39,999,631	6,294	35,219	(103,061)	(61,548)
Effect of forward stock split	—	33,706	(33,706)	—	—
Shares issued for services	3,450,000	3,450	456,550	—	460,000
Debt cancelled as contributed capital	—	—	65,269	—	65,269
Net loss for the year ended July 31, 2010	—	—	—	(362,902)	(362,902)
Balance, July 31, 2010	43,449,631	43,450	523,332	(465,963)	100,819
Shares issued for services	18,000,000	18,000	—	—	18,000
Net loss for the year ended July 31, 2011	—	—	—	(178,658)	(178,658)
Balance, July 31, 2011	61,449,631	61,450	523,332	(644,621)	(59,839)
Shares issues for cash	3,750,000	3,750	76,250	—	80,000
Net loss for the year ended July 31, 2012	—	—	—	(45,534)	(45,534)
Balance, July 31, 2012	65,199,631	65,200	599,582	(690,155)	(25,373)
Shares issued for cash	3,500,000	3,500	31,500	—	35,000
Shares issued for option fee	5,000,000	5,000	245,000	—	250,000
Shares issued for services	6,750,000	6,750	558,250	—	565,000
Net loss for the year ended July 31, 2013	—	—	—	(1,055,677)	(1,055,677)
Balance, July 31, 2013	80,449,631	$80,450	$1,434,332	$(1,745,832)	$(231,050)

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2013 AND 2012

FOR THE PERIOD FROM MARCH 2, 2007 (INCEPTION) TO JULY 31, 2013

	For the Year Ended July 31, 2013	For the Year Ended July 31, 2012	For the Period from March 2, 2007 (Inception) to July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,055,677)	$(45,534)	$(1,745,832)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock for services	565,000	—	1,043,000
Issuance of common stock for extension fee	250,000	—	250,000
Changes in operating assets and liabilities:
Accounts payable	23,817	(24,239)	26,959
Accrued expenses	74,220	—	74,220
Cash flows used in operating activities	(142,640)	(69,773)	(351,653)
CASH FLOWS USED IN INVESTING ACTIVITIES	—	—	—
CASH FLOWS FROM FINANCING ACTIVIES
Proceeds from notes payable	110,000	—	110,000
Shareholder loans, net	(2,945)	(9,500)	20,013
Contributed capital	—	—	65,269
Common stock issued for cash	35,000	80,000	156,513
Cash flows provided by financing activities	142,055	70,500	351,795
Net increase (decrease) in cash and cash equivalents	(585)	727	142
Cash and cash equivalents – beginning of period	727	—	—
Cash and cash equivalents – end of period	$142	$727	$142
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$565,000	$0	$1,043,000
Shareholder loan converted to contributed capital	$0	$0	$4,000
Accounts payable converted to contributed capital	$0	$0	$61,269

The accompanying notes are an integral part of these financial statements.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts payable, accrued expenses, notes payable, and shareholder loans. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Basic Income (Loss) per Common Share

Basic Income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2013 and 2012.

	Year Ended July 31, 2013	Year Ended July 31 2012
Income (loss) (numerator)	$(1,055,677)	$(45,534)
Shares (denominator)	75,242,097	62,323,948
Per share amount	$(.02)	$(.00)

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expense during the years ended July 31, 2013 and 2012.

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

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock-based compensation issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, stock, stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. There were 6,750,000 common shares valued at $565,000 issued for services during the fiscal year ended July 31, 2013. There were no common shares issued for services during the fiscal year ended July 31, 2012.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of July 31, 2013, there have been no interest or penalties incurred on income taxes.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

No recent accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2. INCOME TAXES

As of July 31, 2013, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	July 31, 2013	July 31, 2012
Income tax benefit at statutory rate	$359,000	$17,758
Valuation allowance	(359,000)	(17,758)
Income tax expense per books	$—	$—

Net deferred tax assets consist of the following components as of:

	July 31, 2013	July 31, 2012
Net operating loss carryover	$(628,160)	$(269,160)
Valuation allowance	628,160	269,160
Net deferred tax asset	$—	$—

It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of July 31, 2013, there have been no interest or penalties incurred on income taxes.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 3. ACCRUED EXPENSES

Accrued expenses consisted of the following at July 31:

	2013	2012
Accrued interest	$6,720	$—
Accrued management fees	67,500	—
Total accrued expenses	$74,220	$—

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 4. NOTES PAYABLE

On December 13, 2012, the Company issued a promissory note for $100,000 to an unrelated party. The note bears interest at 10%, and is unsecured. Principal and interest are due at maturity on December 31, 2014.

On February 28, 2013, the Company issued a promissory note for $10,000 to an unrelated party. The note bears interest at 10%, and is unsecured. Principal and interest are due at maturity on December 31, 2014.

NOTE 5. CAPITAL STOCK

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

We issued 3,500,000 shares of common stock on August 30, 2012 to David Hedderly-Smith for a cash price of $35,000.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 5. CAPITAL STOCK (CONTINUED)

We issued 5,000,000 shares of common stock on December 7, 2012 to Alix Resources as compensation valued at $250,000 for the extension on the Letter of Intent option for the Golden Zone property.

We issued 2,000,000 shares of common stock on January 21, 2013 to Philip Allen, the current CEO of the Company for compensation valued at $160,000.

We issued 1,000,000 shares of common stock on January 21, 2013 to Iain Stewart, the current CFO and Secretary of the Company for compensation valued at $80,000.

We issued 2,500,000 shares of common stock to LS, LLC under the terms of a consulting agreement dated December 7, 2012, for compensation valued at $175,000.

We issued 1,250,000 shares of common stock to Richard E. Barsom under the terms of a consulting agreement dated March 19, 2013, for compensation valued at $150,000.

The Company has 80,449,631 and 65,199,631 shares of common stock issued and outstanding at July 31, 2013 and July 31, 2012 respectively.

Preferred shares: On July 8, 2013, pursuant to a previously-obtained written consent of the majority of our shareholders, we filed a Certificate of Amendment to our Articles of Incorporation. The Certificate of Amendment amends our articles of incorporation to authorize up to ten million (10,000,000) shares of preferred stock, par value $0.001 per share.

Out of the ten million (10,000,000) Preferred shares authorized, the Company has authorized a series of Class A Convertible Preferred Stock, consisting of one million (1,000,000) shares, which series shall have the powers, designations, preferences and relative participating, optional and other special rights, and the, limitations and restrictions as defined in the Certificate of Designation filed under the Company's Form 8-K filed as of July 26, 2013.

NOTE 6. RELATED PARTY TRANSACTIONS

Loans

A shareholder made loans to the Company totaling $20,055 in the year ended July 31, 2010 while another shareholder's (also an officer and director) loan (that was reclassified from accounts payable) of $12,703 was made with both totaling $22,203 during the fiscal year ended July 31, 2012. During the year ended July 31, 2013, a shareholder (also an officer and director) made loans from time to time to the Company, totaling $7,300. The loans are unsecured, due on demand, bear no interest, and have no specified terms of repayment. Repayments totaling $9,800 and $10,255 for the years ended July 31, 2012 and July 31, 2013, respectively, were made to pay off the $20,055 loan made in the year ended July 31, 2010. Balances of $12,703, and $7,310 remain on the two outstanding loans at July 31, 2013.

Management Fees

On January 21, 2013, the Company granted 3,500,000 common shares valued at $240,000 to two officers of the Company for management services. The Company also incurred expenses of an additional $86,250 to three of its officers for management services during the fiscal year ended July 31, 2013.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 7. OFFICERS AND DIRECTORS

Effective July 19, 2013 Ron Ruby and Robert Carey resigned from all board of directors and officer positions with the Company.

On July 23, 2013, our board of directors voted to accept these resignations.

Also on July 23, 2013, our board of directors voted to appoint David Hedderly-Smith as our new Chief Operating Officer and to appoint Phillip Allen as the replacement for the position of Chief Executive Officer, the position formerly held by David Hedderly-Smith.

NOTE 8. LETTERS OF INTENT

Golden Zone Property: On April 5, 2012, Goldspan entered into a non-binding letter of intent with Alix Resources Corp. (“Alix”) for the potential purchase of an option to acquire a 60% ownership interest in certain mineral properties known as the “Golden Zone Property” located in the State of Alaska (the “Property”). The Property is located along the south flank of the Alaska Range 15 miles west of the Parks Highway, approximately halfway between the cities of Anchorage and Fairbanks. Alix has the existing option on the Property (the “Underlying Option”) which was entered into in September of 2010 with Hidefield Gold Inc. and Mines Trust Company (collectively the "Owners") whereby Alix can earn up to a 70% interest in the Property.

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

On August 7, 2012, the agreement was further extended to August 31, 2012, and a non-refundable deposit of $35,000 was paid. On December 7, 2012, the letter of intent was further extended, and the following payment schedule was agreed to: a series of three $100,000 (Canadian dollars) payments due December 31, 2012, January 31, 2013, and February 28, 2013. We also agreed to reimburse Alix no later than February 28, 2013 for costs totaling approximately $203,700 relating to the property. We also agreed to reimburse Alix $76,811 for amounts due under the underlying option. In consideration of Alix granting the extension, we issued 5,000,000 common shares valued at $250,000 in December 2012.

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

JULY 31, 2013

NOTE 8. LETTERS OF INTENT (CONTINUED)

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

The $25,000 that was due to Alix by before May 31, 2013 under the Extension Agreement was not paid. Consequently we were in default of the extension agreement and the terms of the Letter of Intent and all extensions thereon are null and void. There are no other discussions to further extend the Letter of Intent and we have no indications that there will be any successful resolutions as the cancellation of the Letter of Intent terminates any interest the Company had in Alix's option position to the Golden Zone property.

Equipment & Trucks Inc.: On March 4, 2013, we entered into a non-binding Letter of Intent (the “LOI”) with Equipment & Trucks Inc. (“ETI”) a privately held heavy equipment sales and rental company located in Loveland, Colorado for the option to purchase an 80% ownership interest in ETI.

The LOI provided for the following transactions:

·    We agreed to issue one million (1,000,000) shares of common stock as a good faith deposit toward the contemplated acquisition

·     We agreed to use our best efforts to secure a line of credit for ETI in the amount of $1.5 million by March 31, 2013

·     We agreed to use our best efforts to increase the line of credit secured for ETI to a total amount of $5 million by September 30, 2013

Under the terms of a Notice of Default dated April 30, 2013, we have cancelled the LOI with ETI and we and ETI have mutually released one another from any further liability or obligations under the LOI.

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 9. LIQUIDITY AND GOING CONCERN

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has analyzed its operations through the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending July 31, 2013.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended July 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of July 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Effective July 19, 2013 Ron Ruby and Robert Carey resigned from all board of directors and officer positions with the Company.

On July 23, 2013, our board of directors voted to accept these resignations.

Also on July 23, 2013, our board of directors voted to appoint David Hedderly-Smith as our new Chief Operating Officer and to appoint Phillip Allen as the replacement for the position of Chief Executive Officer, the position was formerly held by David Hedderly-Smith.

The following information sets forth the names of our current directors and executive officers, their ages as of July 31, 2013 and their present positions.

Name	Age	Office(s) held
David Hedderly-Smith	65	Chairman of the Board and Chief Operating Officer
Phillip L. Allen	64	President, Chief Executive Officer and Director
Iain Stewart	64	Vice President of Strategic Planning, CFO, Secretary and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

David Hedderly-Smith, Ph.D., P. Geo., COO and Chairman of the Board, has nearly 40 years of varied experience in the minerals exploration industry. Since the early 1970s, he has worked as a staff exploration geologist for major mining companies and junior exploration companies, a state regulator (three years as the Deputy Director for Minerals in Alaska's Department of Natural Resources in the 1980s), a consultant, and a property owner.

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

Phillip Allen was appointed President and Director on December 5, 2012 and appointed as CEO on July 23, 2013, replacing David Hedderly-Smith who previously held the position of CEO. He has over 25 years of varied experience structuring, staffing, managing and helping to fund start up and development stage companies. He has served as President, CEO and Chairman of fully reporting companies he has helped take public on the Over the Counter Bulletin Board. Since February of 2007, Mr. Allen has served as Founder and President of Strategic Development Partners, a boutique capital consulting firm targeting start-up and development stage companies seeking funding, strategic development planning and marketing assistance. Mr. Allen has, for over two decades, provided leadership to start-up companies as a senior management, founder or consultant. Mr. Allen was involved at the senior management or consulting levels of a number of hi-tech companies that he facilitated taking public through reverse mergers. Mr. Allen has personally facilitated the structuring and start-up planning and funding for numerous clients throughout the United States, as well as the Peoples Republic of China. Mr. Allen, through Strategic Development Partners, has been responsible for the capital structure, staffing, seed/first stage funding and strategic planning for two major networks in China, while providing strategic advice and counsel to its founding officers, directors, consultants and advisors to qualify them to trade on the OTC.BB.

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

Directors

Our bylaws authorize no less than one (1) director. We currently have three Directors including the Chairman of the Board.

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

Code of Ethics

As of July 31, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Currently, our compensation system consists only of limited cash compensation paid to those officers and directors who are primarily responsible for the daily operations of the company as well as common and preferred stock issuance for services. The objective of the cash and stock compensation paid by the company is to provide fair reimbursement for the time spent by our executive officers to the extent feasible within the financial constraints faced by our developing business.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended July 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vincent J. Franzone, former CEO, President & Director	2012 2013	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
Fred W. Jackson, former COO & Director	2012 2013	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
John Baird, former Chairman and former CEO	2012 2013	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
Robert W. George, former President and Director	2012 2013	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
James McLaughlin, former CFO	2012 2013	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
David Saykally, former Secretary	2012 2013	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
Robert Carey, Former Vice President and Director	2011 2012	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
David Hedderly-Smith, Chairman And COO, CEO	2012 2013	0 22,500	0 0	0 0	0 0	0 0	0 0	0 0	0 22,500
Phillip Allen, President and Director (1)	2012 2013	n/a $41,250	n/a 0	n/a $160,000	n/a 0	n/a 0	n/a 0	n/a 0	n/a $201,250
Ian Stewart, Vice President, CFO, Secretary, and Director	2012 2013	n/a $22,2500	n/a 0	n/a $80,000	n/a 0	0 n/a	n/a 0	n/a 0	n/a $102,500

(1) - Phil Allen's cash compensation earned totaled $41,250 of which $18,750 was paid in cash and $22,500 has been accrued. Iain Stewart's cash compensation earned totaled $22,500 all of which was accrued and David Hedderly-Smith's cash compensation earned totaled $22,500 all of which was accrued.

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreements with our executive officers. The Company has entered into a Consulting Agreement with Philip Allen which provided for non specific remuneration from time to time from December 2012 to March 2013 which amounted to a total of $18,750. Commencing March 20, 2013 a Consulting Agreement was approved to accrue compensation at the rate of $5,000 per month until July 31, 2013. After July 31, 2013 no management fees would be paid or accrued until such time as the Company was in a position to pay management from cash flows through operating profits. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers. All other executive officers currently do not receive any regular fixed compensation.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
David Hedderly-Smith	0	0	0	0	0	0	0	0	0
Phillip Allen, President and Director	0	0	0	0	0	0	0	0	0
Iain Stewart, CFO, Secretary and Director	0	0	0	0	0	0	0	0	0
Robert W. George II, former officer	0	0	0	0	0	0	0	0	0
James McLaughlin former officer	0	0	0	0	0	0	0	0	0
David Saykally former officer	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year ended July 31, 2013.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Hedderly-Smith, Chairman	0	0	0	0	0	0	0
Phillip Allen, President and Director	0	0	0	0	0	0	0
Iain Stewart, CFO, Secretary and Director	0	0	0	0	0	0	0
Robert W. George, former director	0	0	0	0	0	0	0
Vincent J. Franzone, former director	0	0	0	0	0	0	0
Fred W. Jackson, former director	0	0	0	0	0	0	0
John Baird, former director	0	0	0	0	0	0	0

Narrative Disclosure to Compensation of Directors Table

We do not pay any compensation to our directors at this time.

Stock Option Plans

We have not adopted any stock option or incentive plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of May 13, 2014 by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 80,449,631 Shares of Common Stock issued and outstanding as of May 13, 2014.

Title of Class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
Common	David Hedderly-Smith 7533 Pinebrook Road Park City, UT 84098	5,499,994	6.84%
Common	Phillip L. Allen 836 Fernbrook Court Vacaville, CA 95687	2,000,000	2.49%
Common	Iain Stewart 836 Fernbrook Court Vacaville, CA 95687	1,000,000	1.24%
Common Stock	All Officers and Directors as a Group	8,499,994	10.57%
Common Stock	5% Shareholders
Common	Alix Resources Corp. 780 W. Ponder St. #1220 Vancouver, B.C. V6C 1H2 Canada	5,000,000	6.22%
Common	L.S. LLC(1) 708 Capitol Ave Cheyenne, WY 82007	15,634,189	21.03%
Common	Nancy Pavis 103 Fort Salonga Rd Ste #10 Northport NY 11768	4,700,002	5.84%

(1)Richard Carey is 100% owner and the Managing Director of L.S., LLC and, in that capacity, has the authority to direct investment and voting decisions with regard to its shares of common stock. The amount of shares shown for L.S., LLC includes 10,000,000 common shares acquired in a private transaction from Vincent Franzone and Fred Jackson, 3,300,000 common shares acquired in private transactions from Michael Arnone, 2,500,000 common shares issued L.S. LLC for consulting services and 12,600 shares held in street name.

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

  David Hedderly-Smith currently serves as a director of Alix Resources Corp. As discussed above, we were party to a letter of intent with Alix Resources Corp. regarding the potential purchase of an option to acquire a 60% ownership interest in certain mineral properties known as the “Golden Zone Property” located in the State of Alaska, however, as of July 31, 2013 the Letter of Intent is in default and there are no plans by the Company to attempt to reinstate the terms of the latest extension granted to the Company or to negotiate any other terms for an option in the "Golden Zone Property".

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31	Audit Services	Audit Related Fees (prior period audit fee)	Tax Fees	Other Fees (Quarterly Reviews)
2013	$8,750	$0	$0	$4,900
2012	$6,250	$0	$0	$3,000

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment (2)
3.4	Certificate of Designation (Preferred Shares) (2)
10.1	10% Convertible Promissory Note issued to Equipment & Trucks Inc.(3)
10.2**	Addendum to 10% Convertible Promissory Note issued to Equipment & Trucks Inc.
10.3**	Consulting Agreement with LS, LLC, amended
10.4	Consulting Agreement with Richard E. Barsom(3)
10.5	10% Convertible Promissory Note issued to Arlon Franz(4)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended July 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Registration Statement on Form SB-2 filed October 2, 2007.
(2)	Incorporated by reference to Current Report on Form 8-K filed July 26, 2013.
(3)	Incorporated by reference to Quarterly Report on Form 10-Q filed June 19, 2013.
(4)	Incorporated by reference to Quarterly Report on Form 10-Q filed March 15, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Goldspan Resources, Inc.

By:	/s/ Phillip Allen
Phillip Allen President, Chief Executive Officer and Director
May 22, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Phillip Allen
Phillip Allen President, Chief Executive Officer and Director
May 22, 2014

By:	/s/ David Hedderly-Smith
David Hedderly-Smith Chief Operating Officer and Director
May 22, 2014

By:	/s/ Iain Stewart
Iain Stewart Chief Financial Officer, Treasurer Secretary and Director
May 22, 2014

