Form 10-Q
period 2013-10-31
Goldspan Resources, Inc.
filed 2014-06-02
CIK 1413659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X] Yes [] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,499,631 as of May 27, 2014

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of October 31, 2013, and July 31, 2013 (unaudited);
F-2	Statements of Operations for the three months ended October 31, 2013 and October 31, 2012 and from Inception on March 2, 2007 through October 31, 2013 (unaudited);
F-3	Statements of Cash Flows for the three months ended October 31, 2013 and October 31, 2012 and from Inception on March 2, 2007 through October 31, 2013 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation and for the financial statements to be not misleading have been included. Operating results for the interim period ended October 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Balance Sheets

(unaudited)

	October 31,	July 31,
	2013	2013
ASSETS
CURRENT ASSETS
Cash	$82	$142
Total Current Assets	82	142
TOTAL ASSETS	$82	$142
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	43,528	26,959
Accrued expenses	76,970	74,220
Notes payable	110,000	110,000
Shareholder loans	20,313	20,013
Total Current Liabilities	250,811	231,192
STOCKHOLDERS' DEFICIT
Preferred stock - $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock - $0.001 par value; 400,000,000 shares authorized; 80,449,631 shares issued and outstanding October 31, 2013 and July 31, 2013	80,450	80,450
Additional paid-in capital	1,434,332	1,434,332
Deficit accumulated during the development stage	(1,765,511)	(1,745,832)
Total Stockholders' Deficit	(250,729)	(231,050)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$82	$142

The accompanying notes are an integral part of these financial statements.

F-1

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

			From Inception
	For the Three	For the Three	on March 2,
	Months Ended	Months Ended	2007 Through
	October 31,	October 31,	October 31,
	2013	2012	2013
REVENUES	$—	$—	$—
OPERATING EXPENSES
Management fees	0		363,043
Professional fees	16,869	11,130	1,057,957
Option fees	0	35,000	315,000
General and administrative	60	334	21,040
Total Operating Expenses	16,929	46,464	1,757,040
LOSS FROM OPERATIONS	(16,929)	(46,464)	(1,757,040)
OTHER INCOME/EXPENSE
Interest expense	(2,750)		(9,471)
Extinguishment of debt	—	—	1,000
Total other income (expense)	(2,750)	—	(8,471)
LOSS BEFORE INCOME TAXES	(19,679)	(46,464)	(1,765,511)
PROVISION FOR INCOME TAXES	—	—	—
NET LOSS	$(19,679)	$(46,464)	$(1,765,511)
BASIC LOSS PER SHARE	$—	$—
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	80,449,631	67,610,742

The accompanying notes are a integral part of these financials statements.

F-2

Goldspan Resources, Inc.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			From Inception
	For the Three	For the Three	on March 2,
	Months Ended	Months Ended	2007 Through
	October 31,	October 31,	October 31,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(19,679)	(46,464)	$(1,765,511)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	—		1,043,000
Common stock issued for extension fee	—	35,000	250,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	16,569	11,130	43,528
Increase (decrease) in accruals	2,750		76,970
Net Cash Used in Operating Activities	(360)	(334)	(352,013)
INVESTING ACTIVITIES	—	—
FINANCING ACTIVITIES
Proceeds from notes payable			110,000
Shareholder loans, net	300		20,313
Contributed capital			65,269
Common stock issued for cash	—		156,513
Net Cash Provided by Financing Activities	300	—	352,095
NET INCREASE (DECREASE) IN CASH	(60)	(334)	82
CASH AT BEGINNING OF PERIOD	142	727	—
CASH AT END OF PERIOD	$82	$393	$82
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$—	—	$1,043,000
Shareholder loan converted to contributed capital	$—	—	$4,000
Accounts payable converted to contributed capital	$—	—	$61,269

The accompanying notes are an integral part of these financial statements.

F-3

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2013 and for all periods presented herein, and for them to be not misleading, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2013 audited financial statements. The results of operations for the periods ended October 31, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 3. GOING CONCERN

The accompanying financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will realize its assets and liquidate its liabilities in the normal course of business. However, the Company has no current source of revenue, recurring losses and a deficit accumulated during the exploration stage of $1,765,511 as of October 31, 2013. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management plans on raising cash from public or private debt or equity financing, on an as-needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. The Company’s ability to continue as a going concern is dependent on these additional cash financings and, ultimately, upon achieving profitable operations through the development of mineral interests. The successful outcome of future activities cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has analyzed its operations through the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those discussed above.

F-4

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

The $25,000 that was due to Alix by before May 31, 2013 under the Extension Agreement was not paid. Consequently we were in default of the extension agreement and the terms of the Letter of Intent and all extensions thereon are null and void. The Company has determined that it has no intention in furthering any agreements to extend or reconsider any Letter of Intent in the Golden Zone property and or in Alix's option position thereon.

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three months ended October 31, 2013 and October 31, 2012

We did not earn any revenues from inception on March 2, 2007 through the period ending October 31, 2013. We can provide no assurance that we will produce significant revenues in the future, or, if revenues are earned, that we will be profitable.

We incurred operating expenses of $1,757,040 and net losses in the amount of $1,765,511 from our inception on March 2, 2007 through the period ending October 31, 2013.  We incurred operating expenses in the amount of $16,929 and net losses in the amount of $19,679 during the three months ended October 31, 2013, compared to operating expenses and net losses in the amount of $46,464 during the three months ended October 31, 2012. Our operating expenses for the three months ended October 31, 2013 included accounting fees of $6,000, auditing fees of $8,750, legal fees of $2,119 and bank charges of $60. Net losses include interest expense of $2,750 for the three months ended October 31, 2013. The operating expenses for the three months ended October 31, 2012 was $46,464, including $35,000 for the Golden Zone Property option, legal fees of 11,130, office expenses of $204, transfer agent fees of $85 and $45 for bank charges.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development.

Liquidity and Capital Resources

As of October 31, 2013, there was $82 in cash and a working capital deficit of $250,729. We have not attained profitable operations and may be dependent upon obtaining financing to pursue a long-term business plan. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of October 31, 2013, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. As of October 31, 2013, we have a working capital deficit of $250,729 and an accumulated deficit of $1,765,511 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2013, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2013.

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
Phillip Allen President, Chief Executive Officer, and Director
June 2, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Phillip Allen
Phillip Allen President, Chief Executive Officer, and Director
June 2, 2014

By:	/s/ Iain Stewart
Iain Stewart Chief Financial Officer, Secretary, Treasurer, and Director
June 2, 2014

