Form 10-Q
period 2014-01-31
Goldspan Resources, Inc.
filed 2014-06-04
CIK 1413659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,499,631 as of June 2, 2014.

	TABLE OF CONTENTS	Page
PART I – FINANCIAL INFORMATION
Item 1:	Financial Statements	5
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4T:	Controls and Procedures	9
PART II – OTHER INFORMATION
Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Mine Safety Disclosures
Item 5:	Other Information
Item 6:	Exhibits

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of January 31, 2014 and July 31, 2013 (unaudited);
F-2	Statements of Operations for the three and six months ended January 31, 2014 and January 31, 2013 and from Inception on March 2, 2007 through January 31, 2014 (unaudited);
F-3	Statements of Cash Flows for the six months ended January 31, 2014 and January 31, 2013 and from Inception on March 2, 2007 through January 31, 2014 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation and for the financial statements to be not misleading have been included. Operating results for the interim period ended January 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Balance Sheets

(unaudited)

	January 31,	July 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$3	$142
Total Current Assets	3	142
TOTAL ASSETS	$3	$142
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$46,934	$26,959
Accrued expenses	79,721	74,220
Notes payable	110,000	110,000
Shareholder loans	20,313	20,013
Total Current Liabilities	256,968	231,192
STOCKHOLDERS' DEFICIT
Preferred stock - $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock - $0.001 par value; 400,000,000 shares authorized; 80,449,631 shares issued and outstanding January 31, 2014 and July 31, 2013	80,450	80,450
Additional paid-in capital	1,434,332	1,434,332
Deficit accumulated during the development stage	(1,771,747)	(1,745,832)
Total Stockholders' Deficit	(256,965)	(231,050)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3	$142

The accompanying notes are an integral part of these financial statements.

F-1

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

					From Inception
	For the Three	For the Three	For the Six	For the Six	on March 2,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 Through
	January 31,	January 31,	January 31,	January 31,	January 31,
	2014	2013	2014	2013	2014
REVENUES	$0	$0	$0	$0	$0
OPERATING EXPENSES
Management fees	0	81,664	0	81,664	363,043
Professional fees	3,406	42,973	20,275	54,188	1,061,364
Option fees	0	125,000	0	160,000	315,000
General and administrative	79	1,590	140	1,838	21,119
Total Operating Expenses	3,485	251,227	20,415	297,690	1,760,526
LOSS FROM OPERATIONS	(3,485)	(251,227)	(20,415)	(297,690)	(1,760,526)
OTHER INCOME/EXPENSE
Interest expense	(2,750)	(1,343)	(5,500)	(1,343)	(12,221)
Extinguishment of debt	0	0	0	0	1,000
Total other income (expense)	(2,750)	(1,343)	(5,500)	(1,343)	(11,221)
LOSS BEFORE INCOME TAXES	(6,235)	(252,570)	(25,915)	(299,033)	(1,771,747)
PROVISION FOR INCOME TAXES	—	—	—	—	—
NET LOSS	$(6,235)	$(252,570)	$(25,915)	$(299,033)	$(1,771,747)
BASIC LOSS PER SHARE	$—	$—	$—	$—
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	80,449,631	71,266,298	80,449,631	69,477,409

The accompanying notes are a integral part of these financials statements.

F-2

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			From Inception
	For the Six	For the Six	on March 2,
	Months Ended	Months Ended	2007 Through
	January 31,	January 31,	January 31,
	2014	2013	2014
OPERATING ACTIVITIES
Net loss	$(25,915)	$(299,033)	$(1,771,747)
Adjustments to reconcile net loss to
Issuance of common stock for services		71,250	1,043,000
Common stock issued for extension fee	—	100,000	250,000
Changes in operating assets and liabilities:
(Increase) decrease in Deposits	—	(5,000)	—
Increase (decrease) in accounts payable	19,976	24,559	46,934
Increase (decrease) in accruals	5,500	1,343	79,721
Net Cash Used in Operating Activities	(439)	(106,881)	(352,092)
INVESTING ACTIVITIES	—	—	—
FINANCING ACTIVITIES
Proceeds from loans	—	100,000	110,000
Shareholder loans, net	300	(22,958)	20,313
Contributed capital	—	—	65,269
Proceeds from common stock issued	—	35,000	156,513
Net Cash Provided by Financing Activities	300	112,042	352,095
NET INCREASE (DECREASE) IN CASH	(139)	5,161	3
CASH AT BEGINNING OF PERIOD	142	727	—
CASH AT END OF PERIOD	$3	$5,888	$3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid consulting	$—	$—	$1,043,000
Shareholder loan converted to contributed capital	$—	$—	$4,000
Accounts payable converted to contributed capital	$—	$—	$61,269

The accompanying notes are an integral part of these financial statements.

F-3

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2014 and for all periods presented herein, and for them to be not misleading, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2013 audited financial statements. The results of operations for the periods ended January 31, 2014 are not necessarily indicative of the operating results for the full year.

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

NOTE 3. GOING CONCERN

The accompanying financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will realize its assets and liquidate its liabilities in the normal course of business. However, the Company has no current source of revenue, recurring losses and a deficit accumulated during the exploration stage of $1,771,747 as of January 31, 2014. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management plans on raising cash from public or private debt or equity financing, on an as-needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. The Company’s ability to continue as a going concern is dependent on these additional cash financings and, ultimately, upon achieving profitable operations through the development of mineral interests. The successful outcome of future activities cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have entered into various agreements that would provide for the mining rights for gold prospects. Among those agreements was a project known as the Golden Zone Property. We entered into a non-binding letter of intent with Alix Resources Corp. (“Alix”) for the potential purchase of an option to acquire a 60% ownership interest in certain mineral properties located in the State of Alaska (the “Property”). There were numerous extensions to the option agreement, including extensions involving the payment of stock and cash, however there was not sufficient funds available to us to comply with the option terms and conditions and the option has been cancelled with no further liability to us.

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three and six months ended January 31, 2014 and 2013

We did not earn any revenues from inception on March 2, 2007 through the period ending January 31, 2014. We can provide no assurance that we will produce significant revenues in the future, or, if revenues are earned, that we will be profitable.

We incurred operating expenses of $1,760,526 and net losses in the amount of $1,771,747 from our inception on March 2, 2007 through the period ending January 31, 2014.  We had no operating income for the three months ended January 31, 2014. We incurred operating expenses in the amount of $3,485 during the three months ended January 31, 2014. These expenses consisted of accounting fees of $3,000, legal fees of $406, office expense of $53 and bank fees of $26. In addition, we incurred interest expense of $2,750. Our net loss for the three months ended January 31, 2014 was therefore $6,235.

By way of comparison we incurred total operating expenses for the three months ended January 31, 2013 of $251,227. These consisted of auditing fees of $6,250, management fees of $81,664, an option fee of $125,000 for the Golden Zone property, legal fees of $13,909 and other costs in the amount of $24,404 for the three months ended January 31, 2013. In addition, we incurred interest expense of $1,343 during the three months ended January 31, 2013. Our net loss for the three months ended January 31, 2013 was $252,570.

We incurred operating expenses of $20,415 and a net loss of $25,915 for the six months ended January 31, 2014 which included accounting fees of $9,000, auditing fees of $8,750, legal fees of $2,525, bank fees of $86 and office expense of $53. By way of comparison, we incurred operating expenses of $297,690 and a net loss of $299,033 for the six months ended January 31, 2013. Our operating expenses of $297,690 for the six months ended January 31, 2013 included auditing fees of $6,250, IR Services of $14,745, Legal Fees of $25,039, management fees of $81,664, an option fee of $160,000 for the Golden Zone property and other costs in the amount of $9,992.

Liquidity and Capital Resources

As of January 31, 2014, we had cash of $3 and a working capital deficit of $256,965. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue a long-term business plan.

Off Balance Sheet Arrangements

As of January 31, 2014, there were no off balance sheet arrangements.

4

Going Concern

Our financial statements have been prepared on a going concern basis. As of January 31, 2014 we had a working capital deficit of $256,965 and an accumulated deficit of $1,771,747 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2014, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2014.

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

5

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

6

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Goldspan Resources, Inc.

By:	/s/ Phillip Allen
Phillip Allen President, Chief Executive Officer, and Director
June 3, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Phillip Allen
Phillip Allen President, Chief Executive Officer, and Director
June 3, 2014

By:	/s/ Ian Stewart
Iain Stewart Chief Financial Officer, Secretary, Treasurer, and Director
June 3, 2014

7