Form 10-Q
period 2014-04-30
Goldspan Resources, Inc.
filed 2014-06-16
CIK 1413659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X ] Yes [] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,449,631 as of June 16, 2014.

	TABLE OF CONTENTS	Page
PART I – FINANCIAL INFORMATION
Item 1:	Financial Statements	5
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4T:	Controls and Procedures	9
PART II – OTHER INFORMATION
Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Mine Safety Disclosures
Item 5:	Other Information
Item 6:	Exhibits

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of April 30, 2014 and July 31, 2013 (unaudited);
F-2	Statements of Operations for the three and nine months ended April 30, 2014 and April 30, 2013 and from Inception on March 2, 2007 through April 30, 2014 (unaudited);
F-3	Statements of Cash Flows for the nine months ended April 30, 2014 and April 30, 2013 and from Inception on March 2, 2007 through April 30, 2014 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation and for the financial statements to be not misleading have been included. Operating results for the interim period ended April 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

 GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	April 30,	July 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$7	$142
Total Current Assets	7	142
TOTAL ASSETS	$7	$142
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$31,490	$26,959
Accrued expenses	82,471	74,220
Notes payable	110,000	110,000
Shareholder loans	39,938	20,013
Total Current Liabilities	263,899	231,192
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock - $0.001 par value; 400,000,000 shares authorized; 80,449,631 shares issued and outstanding	80,450	80,450
Additional paid-in capital	1,434,332	1,434,332
Deficit accumulated during the development stage	(1,778,674)	(1,745,832)
Total Stockholders' Equity (Deficit)	(263,892)	(231,050)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7	$142

The accompanying notes are an integral part of these financial statements.

F-1

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

					From Inception
	For the Three	For the Three	For the Nine	For the Nine	on March 2,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 Through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2014	2013	2014	2013	2014
REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES
Management fees	—	15,000	—	96,664	363,043
Professional fees	3,696	186,140	23,971	227,150	1,065,060
Option expenses	—	5,000	—	165,000	315,000
General and administrative	481	3,647	621	5,485	21,600
Total Operating Expenses	4,177	209,787	24,592	494,299	1,764,703
LOSS FROM OPERATIONS	(4,177)	(209,787)	(24,592)	(494,299)	(1,764,703)
OTHER INCOME (EXPENSE)
Interest expense	(2,750)	(2,632)	(8,250)	(3,975)	(14,971)
Extinguishment of Debt	—	—	—	—	1,000
Total other income (expense)	(2,750)	(2,632)	(8,250)	(3,975)	(13,971)
LOSS BEFORE INCOME TAXES	(6,927)	(212,419)	(32,842)	(498,274)	(1,778,674)
PROVISION FOR INCOME TAXES	—	—	—	—	—
NET LOSS	$(6,927)	$(212,419)	$(32,842)	$(498,274)	$(1,778,674)
BASIC LOSS PER SHARE	$—	$—	$—	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	80,449,631	79,616,298	80,449,631	72,814,446

The accompanying notes are a integral part of these financials statements.

F-2

GOLDSPAN RESOURCES, INC.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			From Inception
	For the Nine	For the Nine	on March 2,
	Months Ended	Months Ended	2007 Through
	April 30,	April 30,	April 30,
	2014	2013	2014
OPERATING ACTIVITIES
Net loss	$(32,842)	$(498,274)	$(1,778,674)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	—	233,750	1,043,000
Common stock issued for extension fee	—	100,000	250,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	4,531	11,523	31,490
Increase (decrease) in accruals	8,251	10,725	82,471
Net Cash Used in
Operating Activities	(20,060)	(142,276)	(371,713)
INVESTING ACTIVITIES	—	—	—
FINANCING ACTIVITIES
Proceeds from loan	—	110,000	110,000
Shareholder loans, net	19,925	(3,245)	39,938
Contributed capital	—	—	65,269
Shares issued for cash	—	35,000	156,513
Net Cash Provided by
Financing Activities	19,925	141,755	371,720
NET INCREASE (DECREASE) IN CASH	(135)	(521)	7
CASH AT BEGINNING OF PERIOD	142	727	—
CASH AT END OF PERIOD	$7	$206	$7
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid consulting	$—	$	$1,043,000
Shareholder loan converted to contributed capital	$—	$	$4,000
Accounts payable converted to contributed capital	$—	$	$61,269

The accompanying notes are an integral part of these financial statements.

F-3

GOLDSPAN RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2014

NOTE 1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2014 and for all periods presented herein, and for them to be not misleading, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2013 audited financial statements. The results of operations for the periods ended April 30, 2014 are not necessarily indicative of the operating results for the full year.

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

NOTE 3. GOING CONCERN

The accompanying financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will realize its assets and liquidate its liabilities in the normal course of business. However, the Company has no current source of revenue, recurring losses and a deficit accumulated during the exploration stage of $1,778,674 as of April 30, 2014. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management plans on raising cash from public or private debt or equity financing, on an as-needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. The Company’s ability to continue as a going concern is dependent on these additional cash financings and, ultimately, upon achieving profitable operations through the development of mineral interests. The successful outcome of future activities cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations for the three and nine months ended April 30, 2014 and 2013

We did not earn any revenues from inception on March 2, 2007 through the period ending April 30, 2014. We can provide no assurance that we will produce significant revenues in the future, or, if revenues are earned, that we will be profitable.

We incurred operating expenses of $1,764,703 and net losses in the amount of $1,778,674 from our inception on March 2, 2007 through the period ending April 30, 2014.  We had no operating income for the three months ended April 30, 2014. We incurred operating expenses in the amount of $4,177 during the three months ended April 30, 2014. These expenses consisted of accounting fees of $3,000, legal fees of $406, license fees of $475, transfer agent fees of $290 and bank fees of $6.

By way of comparison we incurred operating expenses in the amount of $209,787 and a net loss in the amount of $212,419 during the three months ended April 30, 2013. These expenses included accounting fees of $1,750, investor relations services of $167,500, legal fees of $15,700, management fees of $15,000, an option loss for a forfeited land deposit of $5,000, interest expense of $2,632 and other costs in the amount of $4,837.

We incurred operating expenses of $24,592 and a net loss of $32,842 for the nine months ended April 30, 2014 which included accounting fees of $12,000, auditing fees of $8,750, legal fees of $2,931, bank fees of $91, transfer agent fees of $290, license fees of $475 and office expenses of $53. By way of comparison we had operating expenses of $494,299 and a net loss of $498,274 for the nine months ended April 30, 2013 which included accounting fees of $8,550, auditing fees of $6,250, investor relations of $182,245, legal fees of $27,561, Management fees of $96,664, an option fee of $160,000, loss for a good faith deposit of $5,000 (classified as an option fee), and other costs in the amount of $8,029.

Liquidity and Capital Resources

As of April 30, 2014, we had cash of $7 and a working capital deficit of $263,892. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue a long-term business plan.

Off Balance Sheet Arrangements

As of April 30, 2014, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. As of April 30, 2014 we had a working capital deficit of $263,892 and an accumulated deficit of $1,778,674 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2014, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2014.

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
June 16, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Phillip Allen
Phillip Allen President, Chief Executive Officer, and Director
June 16, 2014

By:	/s/ Iain Stewart
Iain Stewart Chief Financial Officer, Secretary, Treasurer, and Director
June 16, 2014

