Form 10-K
period 2014-07-31
Walker Lane Exploration, Inc.
filed 2014-11-13
CIK 1413659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2014.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission file number: 333-146442

WALKER LANE EXPLORATION, INC.

(Name of Registrant in Its Charter)

Nevada	26-3342907
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

102 North Curry Street

Carson City, Nevada 89703

(Address of Principal Executive Offices)

(775)461-3445

(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At January 31, 2014 , the aggregate market value of shares of common stock held by non-affiliates of the registrant computed by reference to the average bid and asked price was approximately $2,172,140. (based upon 80,449,631 shares held by non-affiliates on January 31, 2014.)

At October 31, 2014, there were 11,217,985 shares of the registrant’s common stock issued and outstanding. The foregoing reflects a 1:25 reverse split of the Company’s issued and outstanding shares of common stock which was filed with the Nevada Secretary of state on September 22, 2014 and effective with FINRA on October 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.

BUSINESS

DESCRIPTION OF BUSINESS

Corporate History and Background

Walker Lane Exploration, Inc. (the “Company”, we or our) was incorporated on March 2, 2007 in the state of Nevada under the name Goldspan Resources Inc. On September 23, 2014 we filed a certificate of amendment with the Nevada Secretary of State and changed our name to Walker Lane Exploration, Inc.

The amendment also provides for a one for twenty five (1:25) reverse split of our issued and outstanding shares of Common Stock.

Our early business plan contemplated the acquisition and development of mineral properties located in Alaska. We entered into a non-binding letter of intent with Alix Resources Corp. (“Alix”) for the potential purchase of an option to acquire a 60% ownership interest in certain mineral properties located in Alaska. We could not comply with the letter of intent and the transaction was terminated.

On March 4, 2013, we entered into a non-binding Letter of Intent (“LOI”) with Equipment & Trucks Inc. (“ETI”) a privately held heavy equipment sales and rental company located in Loveland, Colorado, for the option to purchase an 80% ownership interest in ETI. We could not meet the terms and conditions of the LOI and the LOI was terminated without liability to either party.

On July 31, 2014 we entered into an Asset Purchase Agreement (the “ Purchase Agreement”) with SJE Mining LLC, a Nevada entity, (“SJE” or “SJE Mining”) whereby we issued to SJE a total of 200 million shares (8 million shares post split) of our $0.001 par value common stock in consideration for the acquisition of mining claims located in Washoe County, Nevada (the “Pyramid Claims”) and mining claims located in Churchill County, Nevada (the (“Trinity Claims”). The Pyramid Claims and Trinity Claims are together known as the “Mining Claims”.

In addition, we assumed $150,000 of SJE’s liabilities represented by three promissory notes totaling $150,000. Upon repayment of all three promissory notes, each of the Note Holders will be issued 87,500 shares of the Company’s common stock.

Also in connection with the Agreement, holders of $110,000 of Walker Lane’s outstanding debt have released any and all claims due and owing by Walker Lane to these debt holders in consideration for the issuance to the debt holders of 255,440 shares of such Series B preferred stock. Holders of the Series B preferred shares are entitled to 100 votes per share of such preferred stock on any matters brought to a vote of the holders of our common stock. The rights and preferences of the holders of the Series B Preferred Shares was subsequently amended on October 6, 2014 to provide for 10 votes on any matters brought to a vote of the holders of the Company’s common stock. In addition, the Company shall have the right to redeem the Series B Preferred Shares, (or prorate, at the resulting per preferred share redemption price) for the sum of $150,000 for a period of 120 days following the Closing Date (July 31, 2014).

Effective September 22, 2014 the Company reverse split its issued and outstanding shares of common stock on a 1:25 basis.

THE MINING INDUSTRY:

GLOSSARY OF MINING TERMS

METRIC CONVERSION TABLE AND ABBREVIATIONS

For ease of reference, the following conversion factors are provided:

1 acre	= 0.4047 hectare	1 mile	= 1.6093 kilometers
1 foot	= 0.3048 meter	1 troy ounce	= 31.1035 grams
1 gram per metric ton	= 0.0292 troy ounce/ short ton	1 square mile	= 2.59 square kilometers
1 short ton (2000 pounds)	= 0.9072 tonne	1 square kilometer	= 100 hectares
1 tonne	= 1,000 kg or 2,204.6 lbs	1 kilogram	= 2.204 pounds or 32.151 troy oz
1 hectare	= 10,000 square meters	1 hectare	= 2.471 acres

The following abbreviations may be used herein:

Au	= gold	m2	= square meter
G	= gram	m3	= cubic meter
g/t	= grams per tonne	Mg	= milligram
Ha	= hectare	mg/m3	= milligrams per cubic meter
Km	= kilometer	T or t	= tonne
Km2	= square kilometers	Oz	= troy ounce
Kg	= kilogram	Ppm	= parts per million
M	= meter	Ma	= million years

Note: All units in this report are stated in metric measurements unless otherwise noted.

SEC Industry Guide 7 Definitions

exploration stage	An “exploration stage” prospect is one which is not in either the development or production stage.
development stage

A “development stage” project is one which is undergoing preparation of an established

Commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

mineralized material	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.
probable reserve

The term “probable reserve” or “indicated reserve”)refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

production stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.
proven reserve

The term “proven reserve” or “measured reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

reserve

The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tons and grade to include diluting materials and allowances for losses that might occur when the material is mined.

Additional Definitions

alteration	Any change in the mineral composition of a rock brought about by physical or chemical means.
assay	A measure of the valuable mineral content.
dip	The angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure.
disseminated	Where minerals occur as scattered particles in the rock.
fault	A surface or zone of rock fracture along which there has been displacement.
feasibility study

A comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production.

formation	A distinct layer of sedimentary rock of similar composition.
geochemistry	The study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere.
geophysics	The study of the mechanical, electrical and magnetic properties of the earth’s crust.
geophysical surveys	A survey method used primarily in the mining industry as an exploration tool, applying the methods of physics and engineering to the earth’s surface.
geotechnical	The study of ground stability.
grade	Quantity of metal per unit weight of host rock.
heap leach

A mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals i.e. gold, copper etc.; the solutions containing the metals are then collected and treated to recover the metals.

host rock	The rock in which a mineral or an ore body may be contained.
in-situ	In its natural position.
lithology

The character of the rock described in terms of its structure, color, mineral composition, grain size and arrangement of tits component parts, all those visible features that in the aggregate impart individuality to the rock.

mapped or geological mapping	The recording of geologic information including rock units and the occurrence of structural features, and mineral deposits on maps.
mineral	A naturally occurring inorganic crystalline material having a definite chemical composition.
mineralization	A natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock.
outcrop	That part of a geologic formation or structure that appears at the surface of the earth.
open pit or open cut	Surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body.
Ore	Mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions.
ore body	A mostly solid and fairly continuous mass of mineralization estimated to be economically mineable.
ore grade	The average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per ton of ore.
oxide	Gold bearing ore which results from the oxidation of near surface sulfide ore.
preliminary assessment	A study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study.
QA/QC	Quality Assurance/Quality Control is the process of controlling and assuring data quality for assays and other exploration and mining data.
quartz	A mineral composed of silicon dioxide, SiO2 (silica).
rock	Indurated naturally occurring mineral matter of various compositions.
sampling analytical variance/precision	An estimate of the total error induced by sampling, sample preparation and analysis.
sediment	Particles transported by water, wind or ice.
sedimentary rock	Rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited.
strike	The direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal.
strip	To remove overburden in order to expose ore.
tailings	The residue from an ore crushing plant.

OUR PROPERTIES

WEST TRINITY PROPERTY

Summary

The West Trinity Property is an early stage exploration state type property that is located in Churchill County, Nevada. West Trinity is situated in Sections 17 and 18, Township 24 North, Range 27 East, Mount Diablo Base and Meridian and is 58 miles northeast of Reno, Nevada. Access to the Property is excellent and is gained by driving northeast on Interstate 80 for 45 miles from Reno to the Brady Hot Springs exit and then driving 10 miles north on a County maintained gravel road. From this point access is gained by driving east on a gravel road for 3 miles to the edge of the West Trinity claims. This gravel road connects to a series of trails and dirt roads that access the Property to the south.

The West Trinity Property consists of 24 unpatented lode claims of 20 acres each that are situated on Bureau of Land Management (BLM) controlled land. The WT-1 claim is held under lease from SJE Mining LLC and WT-2 through WT-24 claims are owned by Walker Lane. All the WT claims are contiguous. The lease for the SJE WT-1 claim is dated July 31, 2014 and is for an initial term of ten years that can be extended indefinitely as long a significant exploration, development or production is conducted on the claims. Walker Lane is required to make advance royalty payments to SJE in order to maintain the lease with payments escalating from $5,000 to $35,000 over five years and then maintained at $35,000 until perpetuity. SJE also retains a 1.75% NSR production royalty from future metals production. Walker Lane is required to pay annual claim rentals for all 24 claims to the BLM in the amount of $155 per claim per year in order to maintain the mineral rights with the Federal Government. Walker Lane is also required to pay an annual fee of $10.50 per claim per year to Washoe County to maintain the mineral rights with the State of Nevada.

Although the West Trinity Property has had past exploration as evidenced by historic workings that consist of short shafts and prospect pits, there has not been any recorded production from the WT-1 through -24 claim area. The Property does not have any known recorded drilling or drilling activities and there is no surface indication or BLM records that any such activity has ever been planned.

The West Trinity Property is without known reserves and the proposed program is exploratory in nature. It is proposed to conduct surface rock and soil sampling to confirm and extend known surface geochemical gold-silver anomalies and to map all significant and related alteration and mineralization features associated with the gold-silver anomalies. A reverse circulation drill program will then be designed, and permitted and bonded with the BLM to carry out drilling activities with the express purpose of discovering mineral resources and reserves. The surface sampling and drilling programs will be under the supervision of Steven K. Jones, a geologist with more than 36 years of relevant exploration experience and a Certified Professional Geologist with registration number CPG-10820 with the American Institute of Professional Geologists (AIPG).

The West Trinity Property is classified as an intrusive-related gold-silver-copper property associated with a granodiorite intrusive system. The known mineralized veins and fracture systems are hosted in Triassic-age intermediate volcanics that have been intruded by a probable Cretaceous-age granodiorite. Existing public domain surface sampling has indicated the presence of gold and silver in economic concentrations of 0.07 ounce per ton gold and 1.46 ounce per ton silver and 1.0% copper.

Figure 1. West Trinity location map with regional gold-silver mines.

Gold Geochemistry-ppm
1 to 100
0.5 to 1
0.1 to 0.5
0.01 to 0.1
0 to 0.01
4662
WT 1-24 Claims
18
Mineralized Structures
Prospects
0.28 opt Au
1.5 opt Au
0.28 opt Au
0.25 opt Au
4WD
17
WT 1-24 Claims
4WD
0 500 1000 ft
Scale 1:10000
N
W
E
S

Jones Consulting
West Trinity Property, Churchill County
Claims & Mineralization

Figure 2. West Trinity gold geochemistry and claims.

THE PYRAMID PROPERTY

Summary

The Pyramid Property is an early stage exploration state type property that is located in Washoe County, Nevada within the historic Pyramid Mining District. Pyramid is situated in Section 16, Township 23 North, Range 21 East, Mount Diablo Base and Meridian and is 23 miles north of Reno, Nevada situated along the south side of Nevada State Route 445. Access to the Property is excellent and is gained by driving north on State Route 445 for 23 miles from Reno to the intersection with an unmaintained, year-round accessed gravel road. This gravel road connects to a series of trails and dirt roads that access the Property on its north, east, and west sides.

The Pyramid Property consists of ten unpatented lode claims of 20 acres each that are situated on Bureau of Land Management (BLM) controlled land. The Pyramid-1 through Pyramid-3 claims are held under lease from SJE Mining LLC and Pyramid-4 through Pyramid-10 claims are owned by Walker Lane. All the Pyramid claims are contiguous. The lease for the SJE Pyramid claims is dated July 31, 2014 and is for an initial term of ten years that can be extended indefinitely as long a significant exploration, development or production is conducted on the claims. Walker Lane is required to make advance royalty payments to SJE in order to maintain the lease with payments escalating from $5,000 to $35,000 over five years and then maintained at $35,000 until perpetuity. SJE also retains a 1.75% NSR production royalty from future metals production. Walker Lane is required to pay annual claim rentals for all claims to the BLM in the amount of $155 per claim per year in order to maintain the mineral rights with the Federal Government. Walker Lane is also required to pay an annual fee of $10.50 per claim per year to Washoe County to maintain the mineral rights with the State of Nevada.

Although the Pyramid Property has had past exploration as evidenced by historic workings that consist of short shafts and prospect pits, there has not been any recorded production from the Pyramid-1 through -10 claim area. The Property does not have any known recorded drilling or drilling activities and there is no surface indication or BLM records that any such activity has ever been planned.

The Pyramid Property is without known reserves and the proposed program is exploratory in nature. It is proposed to conduct surface rock and soil sampling to confirm and extend known surface geochemical gold-silver anomalies and to map all significant and related alteration and mineralization features associated with the gold-silver anomalies. A reverse circulation drill program will then be designed, and permitted and bonded with the BLM to carry out drilling activities with the express purpose of discovering mineral resources and reserves. The surface sampling and drilling programs will be under the supervision of Steven K. Jones, a geologist with more than 36 years of relevant exploration experience and a Certified Professional Geologist with registration number CPG-10820 with the American Institute of Professional Geologists (AIPG).

The Pyramid Property is classified as a distal epithermal gold-silver property associated with a porphyry copper-molybdenum intrusive system. The known mineralized veins and fracture systems are hosted in Miocene-age Hartford Hill rhyolite tuffs. Existing public domain surface sampling has indicated the presence of gold and silver in economic concentrations of 0.03 ounce per ton gold and 1.0 ounce per ton silver.

Figure 1. Historic Gold-Silver Mines of the Northern Walker Lane, Nevada.

Property Obligations

Pyramid

Pursuant to a mining lease and option to purchase agreement dated July 31, 2014, Walker Lane acquired mineral rights to three lode claims located in Washoe County, NV, subject to a 1.75% net smelter royalty on a year-to-year basis from SJE.SJE is controlled by geologist, Steven Jones, who is currently an officer and director of Walker Lane. This lease is for an initial term of 10 years and may be extended based on certain circumstances. Walker Lane is to pay $5000 to SJE as an initial payment to hold the property for one year. The Payment was due October 31, 2014. SJE has extended the Due Date to December 31, 2014 for the leasehold. Until production is achieved from the property, the Company is required to make advance minimum royalty payments each agreement date anniversary as follows:

•

$ 10,000 – due after first

•

$ 15,000 – due after second

•

$ 25,000 – due after third

•

$ 35,000 – due after fourth

•

$ 35,000 – subsequent anniversaries

Walker Lane has the exclusive right and option to purchase these three lode claims, subject to the net smelter royalty reserved by SJE. Walker Lane may exercise the option at any time following the commencement of a pre-feasibility study. The purchase of the three lode claims is $150,000. All advance royalty payments made by Walker Lane will be credited against the purchase price. In the event Walker Lane has paid more than the $150,000 purchase price to the owner, the balance in excess of $150,000 will be applied as an advance royalty payment against the 1.75% net smelter royalty. The advance minimum royalty payment following exercise of the purchase option but prior to commencement of production is $35,000, payable on the agreement anniversary date. Walker Lane also has the right and option to purchase up to 1.0% of the net smelter royalty at any time after the purchase of the property for $4,500,000.

With the execution of the Asset Purchase Agreement, all rights and obligations of SJE are now the rights and obligations of Walker Lane.

SJE is an affiliate of Walker Lane.

West Trinity

On July 31, 2014, Walker Lane acquired the mineral rights to twenty-three 20-acre lode claims located in Churchill County, NV. The claims were registered on behalf of the Company with U.S. Department of the Interior, Bureau of Land Management, at a cost of $5,333.

Pursuant to a mining lease and option to purchase agreement dated July 31, 2014, the Company acquired mineral rights to one lode claim located in Churchill County, NV, subject to a 1.75% net smelter royalty on a year-to-year basis from SJE Mining LLC. SJE is controlled by Steve Jones, a member of the Company and current officer and director of Walker Lane. This lease is for an initial term of 10 hears and may be extended based under certain circumstances. Walker Lane is to pay SJE $5,000 to hold the claims for one year for the leasehold. Until production is achieved from the property, Walker Lane is required to make advance minimum royalty payments each agreement date anniversary as follows:

•

$ 10,000 – due after first

•

$ 15,000 – due after second

•

$ 25,000 - due after third

•

$ 35,000 - due after fourth

•

$ 35,000 – subsequent anniversaries

Walker Lane has the exclusive right and option to purchase these three lode claims, subject to the net smelter royalty reserved by the owner. Walker Lane may exercise the option at any time following the commencement of a pre-feasibility study. The purchase price of the three lode claims is $150,000. All advance royalty payments made by Walker Lane will be credited against the purchase price. In the event Walker Lane has paid more than the $150,000 purchase price to the owner the balance in excess of $150,000 will be applied as an advance royalty payment against the 1.75% net smelter royalty. The advance minimum royalty payment following exercise of the purchase option but prior to commencement of production is $35,000, payable on the agreement anniversary date. Walker Lane also has the right and option to purchase up to 1.0% of the net smelter royalty at any time after the purchase of the property for $4,500,000.

With the execution of the Asset Purchase Agreement, all rights and obligations of SJE are now the rights and obligations of Walker Lane.

Employees

Except for our officers and directors, as of July 31, 2014, we had no full time employees. We anticipate adding additional employees, when adequate funds are available, and will continue using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

Subsequent Events

The Company staked nine 20 acre unpatented lode claims in the Paradise Peak West area of the Walker Lane. These claims were filed on November 3, 2014 with the BLM. The Paradise Peak West (PPW) claims are on property that is adjacent to the closed FMC gold mining operation named Paradise Peak.

The PPW 1-9 claims were located on September 3, 2014 and are located in SE 1/4 Section 3 and the SW 1/4 Section 2, T10N R36E, MDBM. These claims were filed with the BLM on November 3, 2014 and are still pending with Nye County, Nevada and were submitted on November 4 to the county via mail. MDBM stands for Mount Diablo Base and Meridian.

ITEM 1A.

RISK FACTORS

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, WE MAY NOT BE ABLE TO PROCEED WITH OUR PLANNED OPERATIONS AND YOUR INVESTMENT MAY BE LOST ENTIRELY.

It is possible investors may lose their entire investment.

Prospective investors should be aware that if we are not successful in our endeavors, your entire investment in the Company could become worthless. Even if we are successful, in identifying mineral reserves that can be commercially developed, there can be no assurances that we will generate any revenues and our losses will continue.

Our auditors have raised substantial doubt about its ability to continue as a going concern.

As of July 31, 2014 the Company had accumulated losses since inception of $1,880,866. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis.

We are an exploration stage company and our business plan is unproven. We have generated no revenues from our operations and incurred operating losses since our inception.

We are an exploration stage company, our business plan is unproven, and we cannot assure you that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable. We are subject to all of the risks inherent in a new business. We have not generated any revenues to date. At July 31, 2014 we had current assets of $ 73,841 and total assets of $ 80,822. We had current liabilities totaling $ 238,561 and a working capital deficit of $164,720. We will require additional financing to become operational. We currently have no commitment for additional funding. There can be no assurance that we will be able to secure additional funding, or if available, available on terms acceptable to us.

We have limited capital and will need to raise additional capital in the future.

We do not currently have sufficient capital to fund both our continuing operations and our planned growth. We may be unable to obtain additional capital when required. Future business development activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned operations.

 Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders. Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

 Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both generally and in our industry in particular), our limited operating history, national unemployment rates and the departure of key employees. Further, economic downturns will likely decrease our revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

We do not insure against all risks.

During our operations unexpected events may occur, including labor unrest, changes in government regulations, fires, floods, or earthquakes. It is not always possible to fully insure against such risks and we may decide not to take out insurance against such risks as a result of high premiums or for other reasons. Should such liabilities arise, they may impede our exploration activities, raise costs and otherwise reduce the commercial viability of the Property.

Our leasehold interests in the Properties required annual payments to SJE.

We are required to make annual payments pursuant to our leasehold obligations. We currently have no revenues and it is unlikely that we will generate revenues prior to the first required anniversary payment If we default on these obligations, there can be no assurance that we will be able to retain our leasehold obligations.

We may default in several of our debt obligations.

Three promissory notes totaling $150,000 plus interest are due December 1, 2014 The notes are secured by our Pyramid and West Trinity mining claims. Unless we secure sufficient financing to satisfy these obligations, we will be in default and we may lose our mining claims to the creditors. While the Company intends to undertake an offering of its equity securities, there can be no assurance that this undertaking will be successful to satisfy these obligations.

We may not identify either proven or probable reserves and our estimates may be inaccurate.

There is no certainty that any expenditures made in our exploration program will result in discoveries of commercially recoverable quantities of gold, silver or any base metal. Most exploration projects do not result in the discovery of commercially extractable deposits of gold or silver and no assurance can be given that any particular level of recovery will in fact be realized or that any identified leasehold interest will ever qualify as a commercially developed. Estimates of mineralization, reserves, deposits and production costs can also be affected by such factors as environmental regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. Material changes in estimated reserves, exploration and mining costs may affect the economic viability of any project.

We will be required to locate mineral reserves for our long-term success.

Mines have limited lives based on proven and probable mineral reserves that are depleted in the course of production. To ensure continued viability we must offset depleted reserves by replacing and expanding our mineral reserves, through further exploration at the Property and/or the acquisition of new properties. Even if additional reserves are discovered, the process from exploration to production can take many years, during which the economic feasibility of production may change. Therefore, our ability to maintain or increase annual production of gold and other base or precious metals once mining activities commence, if at all, will be dependent almost entirely on our ability to bring new mines into production.

Mining is inherently risky and subject to conditions or events beyond our control, which could have a material adverse effect on our business.

Mining involves various types of risks and hazards, including:

•	environmental hazards;
•	power outages;
•	metallurgical and other processing problems;
•	unusual or unexpected geological formations;
•	flooding, fire, explosions, cave-ins, landslides and rock-bursts;
•	inability to obtain suitable or adequate machinery, equipment, or labor;
•	metals losses; and
•	periodic interruptions due to inclement or hazardous weather conditions.

These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary losses and possible legal liability.

Exploration for economic deposits of gold, silver and base metals is speculative.

Our business is very speculative since there is generally no way to recover any of the funds expended on exploration unless the existence of commercially exploitable reserves are established and the Company can exploit those reserves by either commencing mining operations, selling or leasing its interest in the properties, or entering into a joint venture with a larger company that can further develop the properties. Unless we can establish and exploit reserves before our funds are exhausted, we will have to discontinue operations.

Changes in the market price of gold, silver and other metals, which in the past has fluctuated widely, will affect the profitability of our operations and financial condition.

Our profitability and long-term viability depend, in large part, upon the market price of gold and other metals and minerals produced from our mineral properties. The market price of gold and other metals is volatile and is impacted by numerous factors beyond our control, including:

•	expectations with respect to the rate of inflation;
•	the relative strength of the U.S. dollar and certain other currencies;
•	interest rates;
•	global or regional political, financial, or economic conditions;
•	supply and demand for jewelry and industrial products containing metals; and
•	sales by central banks and other holders, speculators and producers of gold and other metals in response to any of the above factors.

A decrease in the market price of gold and other metals could affect the commercial viability of our operations on our properties and our anticipated development and production assumptions. Lower gold, silver and other base metals prices could also adversely affect our ability to finance future development, all of which would have a material adverse effect on our financial condition and results of operations. There can be no assurance that the market price of gold and other metals will remain at current levels or that such prices will improve.

Our estimates of resources are subject to uncertainty.

Estimates of resources are subject to considerable uncertainty. Such estimates are arrived at using standard acceptable geological techniques, and are based on the interpretations of geological data obtained from drill holes and other sampling techniques. Engineers use drilling results to derive estimates of cash operating costs based on anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore bodies, expected recovery rates of metal from ore, comparable facility and operating costs and other factors. Actual cash operating costs and economic returns on projects may differ significantly from the original estimates, primarily due to fluctuations in the current prices of metal commodities extracted from the deposits, changes in fuel costs, labor rates, changes in permit requirements, and unforeseen variations in the characteristics of the ore body. Due to the presence of these factors, there is no assurance that any geological reports will accurately reflect actual quantities of gold or silver that can be economically processed and mined by us.

The mineralization estimates are based on interpretation and assumptions and may yield less mineral production, if any, under actual conditions.

When making determinations whether to continue any project, we must rely upon such estimated calculations as to the mineral reserves and grades of mineralization on the Properties. Until ore is actually mined and processed, mineral reserves and grades of mineralization must be considered as estimates only.

These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that:

•	these estimates will be accurate;
•	reserve or other mineralization estimates will be accurate; or
•	this mineralization can be mined or processed profitably.

Any material changes in mineral reserve estimates and grades of mineralization may affect the economic viability of placing a property into production and a property’s return on capital. Because we have not started mining operations at either of the Properties and have not commenced actual production, mineralization estimates may require adjustments or downward revisions based upon further drilling and/or actual production experience.

In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our testing results to date. There can be no assurance that minerals recovered in small scale tests will be duplicated in large scale tests under on-site conditions or in production scale. Declines in market prices for gold, silver or other base metals may render portions of our mineralization, reserve estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of the Properties. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our results of operations or financial condition.

Our exploration activities may not be successful, which could lead us to abandon our plans to develop the properties and our investments in exploration.

Our long-term success depends on our ability to identify proven reserves and mine the Properties and any other properties we may acquire, if any. Exploration activities are highly speculative in nature, which involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of our exploration program is determined in part by the following factors:

•	the identification of potential gold and silver mineralization based on surficial analysis;
•	availability of government-granted exploration permits;
•	the quality of our management and our geological and technical expertise; and
•	the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at the Properties. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves. We cannot assure you that we will discover mineralized resources in sufficient quantities on the Properties to commence commercial development.

Actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and there is no assurance that our development activities will result in profitable mining operations.

We plan to estimate operating and capital costs for the Properties based on information available to us and that we believe to be accurate. However, costs for labor, regulatory compliance, energy, mine and plant equipment and materials needed for mine development and construction may fluctuate significantly. In light of these factors, actual costs related to our proposed mine development and construction may exceed any estimates we may make. We do not have an operating history upon which we can base estimates of future operating costs related to the Properties. We intend to rely upon our analysis of the future economic feasibility of the project and any estimates that may be contained therein. Studies derive estimates of cash operating costs based upon, among other things:

•

anticipated tonnage, grades and metallurgical characteristics of the ore to be mined and processed;

•

anticipated recovery rates of gold and other metals from the ore;

•

cash operating costs of comparable facilities and equipment; and

•

anticipated climatic conditions.

Capital and operating costs, production and economic returns, and other estimates may differ significantly from actual costs, and there can be no assurance that our actual capital and operating costs will not be higher than anticipated or disclosed.

In addition, any calculations of cash costs and cash cost per ounce may differ from similarly titled measures of other companies and are not intended to be an indicator of projected operating profit.

There can be no assurance that we will be successful in establishing mining operations or profitably exploiting mineral deposits.

We are subject to all of the risks associated with establishing new mining operations and business enterprises including:

•	the timing and cost, which can be considerable, of the construction of mining and processing facilities;
•	the ability to find sufficient gold and silver reserves to support a mining operation;
•	the availability and costs of skilled labor and mining equipment;
•	the availability and cost of appropriate smelting and/or refining arrangements;
•	compliance with environmental and other governmental approval and permit requirements;
•	the availability of funds to finance construction and development activities;
•	potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities; and
•	potential increases in construction and operating costs due to changes in the cost of fuel, power, materials, supplies, and other costs.

It is common in new mining operations to experience unexpected problems and delays during construction, development and mine start-up; delays in the commencement of mineral production often occur. Accordingly, we cannot assure you that our activities will result in profitable mining operations or that we will successfully establish mining operations or profitably extract gold or silver at the Properties.

We do not have sufficient assets to fund our exploration activities.

The development of new mining operations requires the commitment of substantial resources for operating expenses and capital expenditures, which may increase in subsequent years as needed consultants, personnel and equipment associated with advancing exploration, development and commercial production are added. The amount and timing of expenditures will depend on the progress of ongoing exploration and development, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, the execution of any joint venture agreements with strategic partners and other factors, many of which are beyond our control.

We have no history as a company engaged in the mining business.

We have no history of earnings or cash flow from mining activities. If we identify proven reserves and are able to proceed to production, commercial viability will be affected by factors that are beyond our control such as the particular attributes of the deposit, the fluctuation in the prices of gold and silver, the cost of construction and operating a mining operation, the availability of economic sources for energy, government regulations including regulations relating to prices, royalties, restrictions on production, quotas on exploration as well as the costs of protection of the environment.

We have no proven reserves, no mining operations, and no operating income.

We currently have no revenues from operations, no mining operations, and no proven reserves. Reserves, by definition, contain mineral deposits in a quantity and in a form from which the target minerals may be economically and legally extracted or produced. We have not established that precious minerals exist in any quantity in the properties which is the focus of our exploration efforts, and unless or until we do so we will not have any income from operations.

We face many operating risks.

The development and operation of a mining property involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. These risks include, among other things, ground fall, flooding, environmental hazards and the discharge of toxic chemicals, explosions and other accidents. Such occurrences may result in work stoppages, delays in production, increased production costs, damage to or destruction of mines and other producing facilities, injury or loss of life, damage to property, environmental damage and possible legal liability for such damages.

A shortage of critical equipment, supplies and resources could adversely affect our operations.

We are dependent on equipment, supplies and resources to carry out our mining operations, including input commodities, drilling equipment and skilled labor. A shortage in the market for any of these factors could cause unanticipated cost increases and delays in delivery times, which could in turn adversely impact production schedules and costs. Operations at the Property will require a significant amount of water. Successful mining and processing will require careful control of project water usage and efficient reclamation of project solutions in the process.

We do not insure against all risks to which we may be subject in our planned operations.

Any insurance that we secure will in all likelihood not cover all of the potential risks associated with a mining company’s operations, and we may be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not be available or may not be adequate to cover any resulting liability. Moreover, we expect that insurance against certain hazards as a result of exploration and production may be prohibitively expensive to obtain for a company of our size and financial means.

We might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from production, is not generally available to us or to other companies within the mining industry.

Losses from events that are not covered by our insurance policies may cause us to incur significant costs that could negatively affect our financial condition and ability to fund our activities on the Property. A significant loss could force us to terminate our operations.

Drilling operations are hazardous, raise environmental concerns and raise insurance risks.

We intend to conduct our business in a way that safeguards public health and the environment and in compliance with applicable laws and regulations. Environmental hazards may exist on properties in which we hold an interest which are unknown to us and may have been caused by prior owners. Changes to drilling and mining laws and regulations could require additional capital expenditures and increase operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain operations uneconomic.

Local infrastructure may impact our exploration activities and results of operations.

Our activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges and power and water supplies are important determinants that affect capital and operating costs. Unusual or infrequent weather phenomenon, sabotage or government or other interference in the maintenance of such infrastructure could adversely affect our activities.

Compliance with SEC reporting requirements can be costly.

We do not have any employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our operations, we may identify other deficiencies that we may not be able to remedy in time to satisfy the requirements imposed by the Sarbanes-Oxley Act for compliance with that Section 404. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information.

We are subject to significant governmental regulations.

The Properties are located in Nevada and are subject to extensive federal, provincial, and local laws and regulations governing various matters, including:

•	environmental protection;
•	management and use of toxic substances and explosives;
•	management of natural resources;
•	labor standards and occupational health and safety, including mine safety; and
•	historic and cultural preservation.

Noncompliance may result in civil or criminal fines or penalties or enforcement actions, including orders issued by regulatory or judicial authorities enjoining or curtailing operations or requiring corrective measures, installation of additional equipment or remedial actions, any of which could result in us incurring significant expenditures. We may also be required to compensate private parties suffering loss or damage by reason of a breach of such laws, regulations or permitting requirements. It is also possible that future laws and regulations will be more stringent which could cause additional expense, capital expenditures, restrictions on our operations and delays in the development of the Properties.

Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our operations.

All of our exploration and potential development and production activities, if any, are in the state of Nevada are subject to regulation by governmental agencies under various environmental laws. These laws address, among other things, emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations.

Additionally, our operations will result in emissions of greenhouse gases, which may be subject to increased regulation in the future. In general, environmental legislation is evolving and the trend has been towards stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and increasing responsibility for companies and their officers, directors and employees. Compliance with environmental laws and regulations requires significant capital outlays, and future changes in these laws and regulations may cause material changes or delays in our financial position, operations and future activities. More stringent regulation may cause us to re-evaluate our activities.

Land reclamation requirements for the Properties may be burdensome.

Land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance.

Reclamation may include requirements to:

•	control dispersion of potentially deleterious effluents; and
•	reasonably re-establish pre-disturbance land forms and vegetation.

In order to carry out reclamation obligations we will have to allocate a portion of our financial resources that might otherwise be spent on further exploration and development programs. Unanticipated reclamation work will adversely impact our operations.

We may not be able to comply with permitting requirements.

We may not obtain required permitting to commence production activities. Maintaining the permits may require us to comply with more stringent government regulation or new regulatory controls may be instituted which will require us to implement more stringent controls and procedures over our production activities. There can be no assurance that we will be able to comply with more stringent government regulations or that additional costs will be required to remain compliant. This may result in production delays and impact our budgeted resources.

We may experience difficulty attracting and retaining qualified management.

We are dependent on the services of our executive officers. We will have to hire other highly skilled and experienced consultants. Due to our relatively small size, the loss of these persons or our inability to attract and retain highly skilled employees may have a material adverse effect on our business or future operations. We do not maintain key-man life insurance on any of our officers or directors.

We compete with larger, better capitalized competitors in the mining industry.

The mining industry is intensely competitive in all of its phases, including financing, technical resources, personnel and property acquisition. It requires significant capital, technical resources, personnel and operational experience to effectively compete in the mining industry. Larger companies with significant resources have an advantage over us. Competition for resources at all levels is very intense, particularly affecting the availability of manpower, drill rigs, mining equipment and production equipment. As a result, we may be unable to maintain or acquire financing, personnel or technical resources.

Our officers and directors may have conflicts of interest as a result of their relationships with other companies and as a result of contracts entered into with the Company.

Our officers and directors may serve as officers or directors for other companies engaged in natural resource exploration and development. Further, we have made contractual commitments to certain of our officers and directors. As such, these obligations were not negotiated at arm’s length and there can be no assurance that the Company would not have been able to negotiate more favorable terms with a non-affiliated third party. We have not yet established a policy to deal with potential conflicts of interest.

The loss of key members of our senior management team could adversely affect the execution of our business strategy and our financial results.

We believe that the successful execution of our business strategy and our ability to move beyond the exploratory stages depends on the continued employment of key members of our senior management team. If any members of our senior management team become unable or unwilling to continue in their present positions, our financial results and our business could be materially adversely affected.

Legislation, including the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of rules and regulations which govern publicly-held companies. The Sarbanes-Oxley Act has resulted in a series of rules and regulations that increase responsibilities and liabilities of directors and executive officers. We are a small company with a limited operating history and no revenues. This may influence the decisions of potential candidates we may recruit as directors or officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.

There are no confirmed mineral deposits on any properties from which we may derive any financial benefit.

Neither the Company nor any independent geologist has confirmed commercially mineable ore deposits. In order to implement an exploration program we will require substantial additional funding. If this program does not indicate that there are reserves that can be commercially developed, we have lost any economic benefit from this exploration program.

We have no ongoing mining operations.

We are not a mining company and have no ongoing mining operations of any kind. We have interests in mining concessions which may or may not lead to production.

There is no assurance that there will not be title or boundary disputes.

Although we have investigated the right to explore and exploit our properties and obtained records from government offices with respect to all of the mineral claims comprising our properties, this should not be construed as a guarantee of title. Other parties may dispute the title to any of our properties or that any property may be subject to prior unregistered agreements and transfers or land claims by aboriginal, native, or indigenous peoples. The title may be affected by undetected encumbrances or defects or governmental actions.

Our management controls a significant percentage of our current outstanding common stock.

As of the date of this report, SJE Mining owns approximately 70% of our issued and outstanding shares of our common stock. Mr. Jones, our vice president of exploration and director owns 50% of the outstanding membership interests in SJE. This concentration of voting control gives management substantial influence over any matters which require a stockholder vote, including without limitation the election of directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders. It could have the effect of delaying or preventing a change in control of, or otherwise discouraging, a potential acquirer from attempting to obtain control of the company. This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

The precious metals markets are volatile markets. This will have a direct impact on the Company’s revenues (if any) and profits (if any) and may have an adverse affect on our ongoing operations.

The price of both gold and silver has fluctuated significantly over the past few years. Despite a recent significant decline in the price of gold, there continues to be interest in gold and silver mining and companies engaged in that business, including the exploration for both gold and silver. However, in the event that the price of these metals continues to fall, the interest in the gold and silver mining industry may decline and the value of the Company’s business could be adversely affected. Further, although it is anticipated that mining costs outside of the United States will be appreciably lower, no assurances can be given that the situation will remain, or that gold or silver will remain at a price that will enable us to generate revenues from our mining operations. Even if we are able to generate revenues, there can be no assurance that any of our operations will prove to be profitable. Finally, in recent decades, there have been periods of both overproduction and underproduction of both gold and silver resources. Such conditions have resulted in periods of excess supply of and reduced demand on a worldwide basis and on a domestic basis. These periods have been followed by periods of short supply of and increased demand for both gold and silver. The excess or short supply of gold has placed pressure on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand. We cannot predict what the market for gold or silver will be in the future.

Risks related to our common stock:

There presently is a limited market for our common stock, and the price of our common stock may be volatile.

 Our common stock is currently quoted on OTC . We have, however, a very limited trading history. If a market for our common stock ever develops, there could be volatility in the volume and market price of our common stock. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, factors relating to our industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Our stockholders could sell substantial amounts of common stock in the public market, including shares upon the expiration of any statutory holding period under Rule 144 of the Securities Act of 1933 (the “Securities Act”), if available, or upon trading limitation periods. Such volume could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to secure additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our directors and officers have rights to indemnification.

We will indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person is or was our director or officer, or who is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with the action, suit or proceeding, to the full extent permitted by Nevada law. The inclusion of these provisions in our Articles may have the effect of reducing the likelihood of derivative litigation against directors and officers, and may discourage or deter stockholders or management from bringing a lawsuit against directors and officers for breach of their duty of care, even though such an action, if successful, might otherwise have benefited us and our stockholders.

We do not intend to pay dividends.

We have never paid a dividend to our shareholders. We intend to retain cash for the continued development of our business. As a result, your return on investment will be solely determined by your ability to sell your shares in a secondary market.

The market valuation of our business may fluctuate due to factors beyond our control and the value of your investment may fluctuate correspondingly.

The market valuation of developmental stage companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies. Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

•

changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;

•

fluctuations in stock market prices and volumes, particularly among securities of emerging growth companies;

•

changes in market valuations of similar companies

•

announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments

•

variations in our quarterly operating results;

•

fluctuations in related commodities prices; and

•

additions or departures of key personnel.

We are subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market of penny stocks.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict persons from participating in a distribution of a penny stock, under certain circumstances, if the SEC finds that such a restriction would be in the public interest.

THE RISKS SET FORTH ABOVE SHOULD NOT BE CONSTRUED AS A COMPLETE LIST OF THE RISKS WHICH MAY AFFECT THE COMPANY’S BUSINESS, THE OFFERING OR THE RISKS WHICH YOU FACE AS A PROSPECTIVE INVESTOR. THE SECURITIES OFFERED INVOLVE A HIGH DEGREE OF RISK AND MAY RESULT IN THE LOSS OF YOUR ENTIRE INVESTMENT. ANY PERSON CONSIDERING THE PURCHASE OF THESE SECURITIES SHOULD BE AWARE OF THESE AND OTHER FACTORS SET FORTH IN THIS MEMORANDUM AND SHOULD CONSULT WITH HIS, HER OR ITS LEGAL, TAX AND FINANCIAL ADVISORS PRIOR TO MAKING AN INVESTMENT IN SECURITIES. THE SECURITIES SHOULD ONLY BE PURCHASED BY INVESTORS WHO CAN AFFORD THE LOSS OF THEIR ENTIRE INVESTMENT.

ITEM 1(B)

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

PROPERTIES

The Corporate office is located at 102 N. Curry Street, Carson City, NV 89703. The facility is rented on a month-to-month basis for $400.00 per month and consists of 400 square feet on the second floor.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

MINE SAFETY DISCLOSURE

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) each operator of a mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. We have not yet commenced any exploratory activities on any of our mining claims.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC (“OTC”) under the symbol “GSPND”. Trading in our common stock in the over-the-counter market has been very limited and the quotations set forth below are not necessarily indicative of actual market conditions. The high and low sales prices for our common stock for each quarter of the fiscal years ended July 31, 2014 and 2013 as set forth below do not reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Fiscal Year Ending July 31, 2013*
Quarter Ended	High $	Low $
July 31, 2013	$.09	$.05
April 30, 2013	$.125	$.05
January 31, 2013	$.09	$.05
October 31, 2012	$.13	$.05

Fiscal Year Ending July 31, 2014*
Quarter Ended	High $	Low $
July 31, 2014	$.04	$.015
April 30, 2014	$.015	$.01
January 31, 2014	$.015	$.01
October 31, 2013	$.02	$.02

———————

*

Does not take into account a 1:25 reverse stock split.

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

Holders of Our Common Stock

As of October 31, 2014 we had 11,217,985 shares of our common stock issued and outstanding, held by 83 shareholders of record. (Reflects 1:25 reverse stock split).

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

Recent Sales of Unregistered Securities (*)

1.

We issued 3,500,000 shares of common stock on August 30, 2012 to David Hedderly-Smith for a cash price of $35,000.

2.

We issued 5,000,000 shares of common stock on December 7, 2012 to Alix Resources as compensation valued at $250,000 for the extension on the Letter of Intent option for the Golden Zone property.

3.

We issued 2,000,000 shares of common stock on January 21, 2013 to Philip Allen, a current director, for compensation valued at $160,000.

4.

We issued 1,000,000 shares of common stock on January 21, 2013 to Iain Stewart, a current director, for compensation valued at $80,000.

5.

We issued 2,500,000 shares of common stock to LS, LLC under the terms of a consulting agreement dated December 24, 2012 at a value of $175,000.

6.

We issued 1,250,000 shares of common stock to Richard E. Barsom under the terms of a consulting agreement dated March 19, 2013 at a value of $150,000.

 7.

We issued 200,000,000 shares of common stock (8,000,000) to SJE Mining LLC valued at $6,981 in consideration for their mining claims.

———————

*

The foregoing does not give effect to a 1:25 reverse stock split.

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

General

The following analysis of our financial condition and results of operations should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this report on Form 10-K.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Results of Operations for the years ended July 31, 2014 and 2013:

We earned no revenues during the fiscal year ended July 31, 2014 or 2013. We do not anticipate generating any revenues until such time as we determine that there are proven reserves or resources on the mineral claims. Identify proven reserves or resources will require a significant capital infusion to conduct mapping, samplings and drilling on these properties. Drilling and testing will require significant capital expenditures. We have no commitment for additional funding. If we secure the required funding, there can be no assurance that we will identify proven reserves. Further, even if we generate revenues, there can be no assurance that the revenues will be sufficient to meet our operating expenses.

During the fiscal year ended 2014 we were able to significantly reduce our operating expenses from $1,048,957 to $45,927. The significant decrease in our operating expenses during 2014 is primarily attributable to the forgiveness (elimination) of management fees totaling $326,164 due a related party, reduced professional fees from $401,944 to $41,594, elimination of option fees totaling $315,000. However, interest expenses increased from $6,720 to $11,000.

We incurred a Net Loss in 2014 of $(56,927) as compared to a Net Loss in 2013 of $(1,055,677)

Our Net Loss per share was $(0.04) in 2014 and $(0.35) in 2013.

Liquidity and Capital:

July 31, 2014 as compared to July 31, 2013:

At July 31, 2014, we had cash of $ 44 as compared to $142 at July 31, 2013. Accounts receivable and prepaid expenses at July 31, 2014 totaled $73,797. Current Assets were $73,841 as compared to $142 at July 31, 2013.

Current liabilities total $238,561 at July 31, 2014 as compared to $231,192 in 2013. Our current liabilities consist of $48,402 in accounts payable, $11,588 in accrued expenses, $41,696 in shareholder loans, $91,250 in notes payable to related parties plus an additional $45,625 in notes payable. At July 31, 2013 accounts payable totaled $26,959, accrued expenses were $74,220, shareholder loans totaled $20,013 and notes payable totaled $110,000.

Despite the significant increase in current assets, the Company still had a working capital deficit of $164,720 as compared to $231,050 in 2013.

Current and Future Financing Needs

We have an accumulated deficit of $(1,880,866).

We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and issuance of debt. The opinion of our independent registered public accounting firm for the fiscal year ended July 31, 2014, states that there is substantial doubt as to our ability to continue as a going concern.

We expect to spend substantial amounts in connection with development of our mining properties. We anticipate that our expenses for 2015 will total approximately $1,350,000, exclusive of any salary payable to our officers or directors.

We will continue to monitor our expenses and take actions as may be required to manage our cash outflow from operations. We do not have sufficient cash to operate our business for the next twelve months. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended July 31, 2014 and 2013 are attached hereto.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on August 8, 2014, Silberstein Ungar, PLLC tendered their resignation as the Company’s independent registered public accounting firm. Following the resignation of Silberstein, we engaged KLJ & Associates, LLP as our independent registered public accounting firm.

ITEM 9A.

CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2014. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements; and
(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized transactions.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Our management evaluated the effectiveness of our internal control over financial reporting as of July 31, 2014. Based on this evaluation, our management concluded that, as of July 31, 2014, we maintained effective internal control over financial reporting.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended July 31, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Our management, including our principal executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Position(s) and Offices

John Key	President/Chief Executive Officer
Phillip Allen	Former CEO/President and current Director, Vice President of Shareholders Relations
Keith Simon	Secretary/Treasurer/Chief Financial Officer/ Director
Iain Stewart	Director
Trevor Moss	Chairman of the Board/Director
Thomas Mancuso	Director
Steven Jones	Vice President of Exploration/Director

John Key was appointed our chief executive officer and president on November 4, 2014. Mr. Key has over 40 years experience in the mining industry. From February 2013 to January 2014 he served as President and CEO of Tamerlane Ventures Inc., Tamerlane Ventures is involved with exploration and development of base metals in Canada and Peru. From August 2008 to February 2012 he served as President and CEO with Gryphon Gold Corporation, a junior mining company involved in exploration and production of gold and silver.

In addition to the foregoing, his mining experience includes work with Cominco American, Cominco Ltd and Teck Cominco Alaska. He was General Manager with the of the Red Dog zinc/lead mine in Alaska.

Phillip Allen was appointed President and Chairman of our Board of Director on December 5, 2012 and appointed as CEO on July 23, 2013. On November 3, 2014 he resigned as chief executive officer and president. He also resigned as the Chairman of our Board of Directors but remains a director. Mr. Allen was appointed Vice President of Shareholder Relations on November 4, 2014. Mr. Allen has over 25 years of varied experience structuring, staffing, managing and helping to fund start up and development stage companies. He has served as President, CEO and Chairman of fully reporting companies he has helped take public on the Over the Counter Bulletin Board. Since February of 2007, Mr. Allen has served as Founder and President of Strategic Development Partners, a boutique capital consulting firm targeting start-up and development stage companies seeking funding, strategic development planning and marketing assistance. Mr. Allen has, for over two decades, provided leadership to start-up companies as a senior management, founder or consultant.

Mr. Allen has a BS and a BA in business, education and philosophy from Central Michigan University (CMU), and MA in General Educational Administration from CMU in 1980 and has completed doctoral work in labor and industrial relations at Michigan State University.

Iain Stewart, PhD was appointed a director on December 5, 2012. A physicist and mathematician by training, Mr. Stewart brings 32 years of progressive technical and management experience to ensure the success of business clients worldwide. Since 2009, he has worked with Strategic Development Partners to mentor start-up companies in areas of technology and management. Prior to this, from 2006-2009, he was the Principal Technologist at Carrier Access (now Force 10) in developing cell site voice/data compression solutions for mobile carriers. From 2003-2006, Mr. Stewart provided direction, technical support and leadership for regional networks in China and India using a variety of transport solutions including fiber, power line and 4G wireless. From 1998- 2003, as Director of Wireless at CH2M Hill, he led business case analysis and funding procurement with GE Capital, Bank of America, and Blackstone Associates for regional networks in the U.S., Europe and the Far East for delivery of services over fiber, hybrid fiber-coax and wireless. He then managed their deployment.

Mr. Stewart holds a B.Sc. in Physics and Applied Maths from St Andrews University, a Ph.D. in low-temperature semiconductor technology, and M.Ed. in Education and an M.S. in Systems Analysis and Design.

Keith Simon was appointed as our chief financial officer, treasurer, secretary and director effective July 31, 2014. Mr. Simon has extensive experience in finance, operations and administration. Throughout his career he has held senior management, finance and operations positions having worked for companies ranging from Citigroup/Smith Barney to the San Francisco 49ers. From 2004 through the present he has worked for SCS Development holding various positions such as Manager of Aviation Operations, Investment Advisor and property tax appeals coordinator. From 2002 through 2008 he worked for Citigroup/Smith Barney where his primary focus was serving as a financial and investment advisor.

Steven K. Jones was appointed our Vice President of Exploration and a director on July 31, 2014. Mr. Jones is a seasoned geologist with over 30 years experience. Since October 2012 he has worked as a consulting geologist for gold projects throughout North America offering turnkey exploration services including corporate and project management, land and project technical services. Mr. Jones is CPG and 43-101 qualified. From August 2011-October 2012 he served as Vice President of Exploration for Gryphon Gold, operator of the Borealis Mine in the Walker Lane region. From January 2003 through August 2011 he served as a consulting geologist for epithermal gold projects in Argentina, Mexico and Nevada. In addition from September 1988 through December 2002 he held various positions in Kennecott Exploration. Mr. Jones earned both a Bachelor and Masters of Science in geology from the University of Nevada.

Trevor A. Moss is a seasoned senior executive with extensive international experience in the international resources and construction industries. His experience ranges from major resource companies to emerging juniors and includes international project engineering and construction companies. During his career, Mr. Moss has gained direct experience in the full range of corporate activities from managing public and private companies, corporate mergers, asset acquisitions and sales, to government relations and project management for the development, start-up and commercial operation of new and retrofit projects. Throughout his career Mr. Moss has engaged in grass roots development, ‘brown field’ re-development, and the operation of companies and projects in a wide variety of international and domestic locations. Specific industries served include mining, infrastructure, energy, chemical and construction.

Mr. Moss has gained expertise from working at Cyprus Amax Minerals, Newmont, Barrick Gold and Aker Kvaerner, and from comprehensive executive management and board duties within emerging junior resource companies including Nevsun Resources.

Most recently Mr. Moss has been providing independent executive management services directed toward a broad range of development opportunities for a variety of international companies. Mr. Moss has held decision level responsibility for mining development projects in Africa, South America, Vietnam, Eastern Europe and North America and energy and IPP project development in Africa and North and South America.

Thomas Mancuso is a well-respected development and mine operations geologist with more than 35 years of experience in exploration, operations and management of various mining companies. Mr. Mancuso currently holds the position of Managing Director for Consolidated Goldfields Corporation and operates his own company, Mancuso Resource Development Services, LLC. He has recently held the positions of Vice President Project Development for Teras Resources Inc. and President & CEO of Western Goldfields Inc. (now New Gold Inc.) where he was responsible for the purchase of the operating Mesquite gold/silver mine from Newmont Mining Corporation. Mr. Mancuso has also held the positions of Senior Geologist for Freeport McMoRan Gold Company and Chief Geologist for Kennecott Corporation where he specialized in advancing projects from exploration to production and was directly involved with the startup and operation of five mines. He received his Masters of Science in Geology from the Idaho School of Mines at the University of Idaho and Bachelor of Science in Geology from Bowling Green State University.

Involvement in Certain Legal Proceedings:

During the past ten years:

1.

None of our officers or directors has been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

2.

None of our officers or directors has been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining any such officer or director from engaging in any activity in connection with the purchase or sale of securities or in connection with any violation of federal or state securities laws or federal commodities laws;

3.

None of our officers or directors has been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority.

4.

None of our officers or directors has been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities laws; or.

5.

None of our officers or directors has been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization

Directors

Our bylaws authorize no less than one (1) director. We currently have six directors.

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

Code of Ethics

We have not adopted a code of ethics. With the appointment of new officers and directors, the Company will undertake to adopt and approve a code of ethics.

Audit Committee

The Board of Directors has not yet established a separately designated standing audit committee, and accordingly, the entire Board is currently acting as our audit committee. At some point in the future, we anticipate adding an audit committee financial expert to the Board, but we have not yet identified an ideal candidate.

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

ITEM 11.

EXECUTIVE COMPENSATION

There is currently no agreement in place for the payment of any salaries to any of our new officers or directors. We anticipate that our officers will not receive any cash compensation until such time as the Company secures additional financing. However our officers and directors may be awarded stock awards and stock options.

Our Compensation Policy:

The Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for executives. Officers may be members of the Board of Directors and are able to vote on matters of compensation. There is no independent compensation committee.

In determining a compensation package for our officers, the Board will take into consideration the Company’s overall remuneration strategy and, where information is available, verifying the appropriateness of existing remuneration levels using external sources for comparison; (ii) comparing the nature and amount of the Company’s directors’ and executive officers’ compensation to performance against goals set for the year while considering relevant comparative information, independent expert advice and the financial position of the Company; (iii) ensuring maximum shareholder benefit from the retention of high quality board and executive team members; (iv) considering nominees for independent directors of the Company; and (v) planning for the succession of directors and executive officers of the Company, including appointing, training and monitoring senior management to ensure that the Board of Directors and management have appropriate skill and experience.

The executive employment market in general is very competitive due to the number of companies with whom we compete to attract and retain executive and other staff with the requisite skills and experience to carry out our strategy and to maintain compliance with multiple Federal and State regulatory agencies. Many of these companies have significantly greater economic resources than our own. The Board has recognized that compensation packages must be able to attract and retain highly talented individuals that are committed to the Company’s goals and objectives, without at this time paying cash salaries that are competitive with some peers that have greater economic resources. The Company’s compensation structure is weighted towards equity compensation in the form of stock awards and options to acquire common stock, which the Board believes motivates and encourages executives to pursue strategic opportunities while managing the risks involved in our current business stage, and aligns compensation incentives with value creation for our shareholders.

The following table provides summary information for the years ended July 31, 2014 and 2013, concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers (“named executive officers”).

							Non
						Non	Qualified
				Stock		Equity	Deferred
Name	Fiscal	Salary	Bonus	Awards	Option	Incentive	Comp	All	Total
Principal	Year	($)	($)	(1)	Awards	Plan	($)	Other	($)

John Key	2014	Not Applicable							-0-
	2013	Not Applicable							-0-

Phillip Allen	2014	None							-0-
	2013	$41,250	160,000						$201,250

Keith Simon	2014	Not Applicable							-0-
	2013	Not Applicable							-0-

Iain Stewart	2014	None							-0-
	2013	$22,500	80,000						$102,500

Trevor Moss	2014	Not Applicable							-0-
	2013	Not Applicable							-0-

Thomas Mancuso	2014	Not Applicable							-0-
	2013	Not Applicable							-0-

Steven Jones	2014	Not applicable							-0-
	2013	Not Applicable							-0-

———————

(1)

The amounts in these columns reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years indicated in accordance with Statement of Financial Accounting Standards No. 123R (SFAS 123R.). These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives.

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

At present, we do not pay our Directors for attending meetings of the Board of Directors, although we may adopt a director compensation policy in the future. We have no standard arrangement pursuant to which Directors are compensated for any services they provide or for committee participation or special assignments.

Compensation Policies and Practices as They Relate to Risk Management

We attempt to make our compensation programs discretionary, balanced and focused on the long term. We believe goals and objectives of our compensation programs reflect a balanced mix of quantitative and qualitative performance measures to avoid excessive weight on a single performance measure. Our approach to compensation practices and policies applicable to employees and consultants is consistent with that followed for its executives. Based on these factors, we believe that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth the number and percentage of shares of our equity securities owned as of October 31, 2014, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our executive officers and directors, and (iii) our executive officers and directors as a group. As of October 31, 2014, there were 11,217,985 shares of our common stock outstanding.

Name and address of	Amount of
Beneficial Ownership	Beneficial Owner(1)	Percent of Class

SJE MINING LLC (Steven Jones)(1)(2)	8,000,000	71.3%
14674 Gold Run Drive
Reno, NV 89521

Phillip Allen
9601 E Iliff Ave #1216
Denver, CO 80231	80,000	(3)

Iain Stewart
9601 E Iliff Ave #1216
Denver, CO 80231	80,000	(3)

Keith Simon	500	(3)
963 Chip Creek Court
Minden, NV 89423

Trevor Moss	1,000	(3)
3645 Crown Hill Drive
Santa Rosa, CA 95404

Thomas Mancuso	12,000	(3)
1421 Sandia Court
Reno, NV 89523

John Key	-0-
1178 Chisholm Trail
Gardnerville, NV 89460

(All officers and directors as a group 7)		(73%)

———————

(1)

Reflects equity ownership after 1:25 reverse split.

(2)

Steven Jones owns 50% of the outstanding membership interests in SJE Mining. For purposes of calculating beneficial ownership we have assumed that he has voting control and we will attribute 100% of the voting power to Mr. Jones.

(3)

Less than 1%.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the disclosure set forth above under “Note 6 – Related Party Transactions” of the notes to the financial statements that are included in this report, which disclosure is incorporated herein by reference.

Director Independence

While Trevor Moss, Thomas Mancuso, Iain Stewart and Phil Allen, are not corporate officers, we have not yet established what independence standards will be used in making a determination whether a director is in fact independent.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed for professional services rendered was $26,000 and $17,500 for the audit of our annual financial statements for the fiscal years ended July 31, 2014 and 2013, and $3,600 and $4,900 for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended July 31, 2014 and 2013 respectively.

 AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee."

 TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

 ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended July 31, 2014 and 2013.

We do not have an audit committee. Therefore, our entire Board of Directors (the "Board") serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process, our Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees."

Our Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". Our entire Board, acting in the capacity of the audit committee reviewed the audited consolidated financial statements of the Company as of and for the year ended July 31, 2014 with the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and consolidated financial statements and recommended that they be included in its Annual Report on Form the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our Board of Directors approved the Company's audited 10-K for the year ended July 31, 2014, for filing with the Securities and Exchange Commission.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULE.

(a)

Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment (2)
3.4	Certificate of Designation (Preferred Shares (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act
101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

———————

(1)

Incorporated by reference to Registration Statement on Form SB-2 filed October 2, 2007.

(2)

Incorporated by reference to Current Report on Form 8-K filed July 26, 2013.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be been signed on its behalf by the undersigned thereunto duly authorized.

Walker Lane Exploration, Inc.

Date:	November 12, 2014	By:	/s/ John Key
John Key, Chief Executive Officer

Date:	November 12, 2014	By:	/s/ Keith Simon
Keith Simon, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be been signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 12, 2014	/s/ John Key
John Key, CEO

	November 12, 2014	/s/ Keith Simon
Keith Simon
Sec/Tr/CFO/Director

	November 12, 2014	/s/Iain Stewart
Iain Stewart
Director

	November 12, 2014	/s/Trevor Moss
Trevor Moss
Chairman of the Board

	November 12, 2014	/s/Thomas Mancuso
Thomas Mancuso
Director

	November 12, 2014	/s/Steven Jones
Steven Jones
Director

	November 12, 2014	/s/Phil Allen
Phil Allen
Director

WALKER LANE EXPLORATION, INC.

(formerly GOLDSPAN RESOURCES, INC.)

FINANCIAL STATEMENTS

July 31, 2014 and 2013

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Walker Lane Exploration, Inc. (formerly Goldspan Resources, Inc.)

Carson City, Nevada

We have audited the accompanying balance sheets of Walker Lane Exploration, Inc. (formerly Goldspan Resources, Inc.), a Nevada Corporation, as of July 31, 2014, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walker Lane Exploration, Inc. (formerly Goldspan Resources, Inc.), as of July 31, 2014 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has not yet received revenue from sales of products or services, has negative working capital, and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 11. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, MN

November 12, 2014

1660 South Highway 100

Suite 500

St. Louis Park, MN 55416

630.277.2330

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Walker Lane Exploration, Inc.

(formerly known as Goldspan Resources, Inc.)

Carson City, Nevada

We have audited the accompanying balance sheets of Walker Lane Exploration, Inc. (formerly known as Goldspan Resources, Inc.), a Nevada Corporation, as of July 31, 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walker Lane Exploration, Inc.  (formerly known as Goldspan Resources, Inc.), as of July 31, 2013 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company has not yet received revenue from sales of products or services, has negative working capital, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 11. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 30, 2014

WALKER LANE EXPLORATION, INC.

(formerly GOLDSPAN RESOURCES, INC.)

BALANCE SHEETS

AS OF JULY 31, 2014 AND 2013

	July 31, 2014	July 31, 2013
ASSETS

Current Assets
Cash and cash equivalents	$44	$142
Accounts receivable – related party	45,000	—
Prepaid expenses	28,797	—
Total Current Assets	73,841	142

Other Assets
Mineral properties	6,981	—

TOTAL ASSETS	$80,822	$142

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$48,402	$26,959
Accrued expenses	11,588	74,220
Shareholder loans	41,696	20,013
Notes payable – related parties (net of debt discount of $13,125)	91,250	110,000
Note payable (net of debt discount of $4,375)	45,625	—
Total Liabilities	238,561	231,192

Stockholders' Equity (Deficit)
Preferred stock –, $.001 par value, 10,000,000 shares authorized, 255,440 Series B shares issued and outstanding (0 – 2013)	255	0
Common stock - $0.001 par value; 400,000,000 shares authorized; 11,217,985 shares issued and outstanding (3,217,985 – 2013)	11,218	3,218
Additional paid-in capital	1,711,654	1,511,564
Accumulated deficit	(1,880,866)	(1,745,832)
Total Stockholders' Equity (Deficit)	(157,739)	(231,050)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$80,822	$142

The accompanying notes are an integral part of these financial statements.

WALKER LANE EXPLORATION, INC.

(formerly GOLDSPAN RESOURCES, INC.)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31, 2014 AND 2013

	For the Year Ended July 31, 2014	For the Year Ended July 31, 2013

REVENUES	$—	$—

OPERATING EXPENSES
Management fees	—	326,164
Professional fees	41,594	401,944
Consulting fees	2,703	—
Option fees	—	315,000
General and administrative	1,630	5,849
TOTAL OPERATING EXPENSES	45,927	1,048,957

LOSS FROM OPERATIONS	(45,927)	(1,048,957)

OTHER INCOME (EXPENSE)
Interest expense	(11,000)	(6,720)

LOSS BEFORE PROVISION FOR INCOME TAXES	(56,927)	(1,055,677)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	(56,927)	(1,055,677)

DEEMED DIVIDEND	(78,107)	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(135,034)	$(1,055,677)

LOSS PER SHARE: basic and diluted	$(0.04)	$(0.35)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: basic and diluted	3,239,903	3,009,684

The accompanying notes are an integral part of these financial statements.

WALKER LANE EXPLORATION, INC.

(formerly GOLDSPAN RESOURCES, INC.)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

AS OF JULY 31, 2014

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 31, 2012	—	$—	2,607,985	$2,608	$662,174	$(690,155)	$(25,373)

Shares issued for cash	—	—	140,000	140	34,860	—	35,000

Shares issued for option fee	—	—	200,000	200	249,800	—	250,000

Shares issued for services	—	—	270,000	270	564,730	—	565,000

Net loss for the year ended July 31, 2013	—	—	—	—	—	(1,055,677)	(1,055,677)

Balance, July 31, 2013	—	—	3,217,985	3,218	1,511,564	(1,745,832)	(231,050)

Notes payable and accrued interest converted to preferred shares	255,440	255	—	—	127,465	—	127,720

Recapitalization	—	—	8,000,000	8,000	(8,000)	—	—

Debt discount related to note payable balances assumed	—	—	—	—	13,125	—	13,125

Related party accrued management fees forgiven	—	—	—	—	67,500	—	67,500

Net loss for the year ended July 31, 2014	—	—	—	—	—	(135,034)	(135,034)

Balance, July 31, 2014	255,440	$255	11,217,985	$11,218	$1,711,654	$(1,880,866)	$(157,739)

The accompanying notes are an integral part of these financial statements.

WALKER LANE EXPLORATION, INC.

(formerly GOLDSPAN RESOURCES, INC.)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2014 AND 2013

	For the Year Ended July 31, 2014	For the Year Ended July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(56,927)	$(1,055,677)
Issuance of common stock for services	—	565,000
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock for extension fee	—	250,000
Changes in operating assets and liabilities:
Prepaid expenses	2,703	—
Accounts payable	21,443	23,817
Accrued expenses	11,000	74,220
Cash flows used in operating activities	(21,781)	(142,640)

CASH FLOWS USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVIES
Proceeds from notes payable	—	110,000
Shareholder loans, net	21,683	(2,945)
Common stock issued for cash	—	35,000
Cash flows provided by financing activities	21,683	142,055

Net increase (decrease) in cash and cash equivalents	(98)	(585)

Cash and cash equivalents – beginning of period	142	727

Cash and cash equivalents – end of period	$44	$142

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid services	$0	$565,000
Asset acquisition for deemed dividend	$78,107	$0
Common stock issued for change in control	$200,000	$0
Related party accrued management fees forgiven	$67,500	$0
Notes payable and accrued interest converted to preferred stock	$127,720	$0
Beneficial conversion feature recorded on notes payable	$13,125	$0

The accompanying notes are an integral part of these financial statements.

WALKER LANE EXPLORATION, INC.

(formerly GOLDSPAN RESOURCES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Walker Lane Exploration, Inc. (formerly Goldspan Resources, Inc.), (the "Company") was incorporated in the State of Nevada on March 2, 2007. The Company is engaged in the principal business activity of acquiring and developing mineral properties.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, prepaid expenses, accounts payable, accrued expenses, notes payable, and shareholder loans. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Basic Income (Loss) per Common Share

Basic Income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Basic and diluted loss per share were the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Revenue Recognition

The Company has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

WALKER LANE EXPLORATION, INC.

(formerly GOLDSPAN RESOURCES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mineral Properties

Costs of exploration and the costs of carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

For mineral rights in which proven and probable reserves have not yet been established, we assess carrying values for impairment at the end of each reporting period, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

The Company follows ASC Topic 505-50, formerly EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services," for stock-based compensation issued to consultants and other non-employees. In accordance with ASC Topic 505-50, stock, stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. There were 270,000 (6,750,000 pre-split) common shares valued at $565,000 issued for services during the fiscal year ended July 31, 2013. There were no common shares issued for services during the fiscal year ended July 31, 2014.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of July 31, 2014, there have been no interest or penalties incurred on income taxes.

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

WALKER LANE EXPLORATION, INC.

(formerly GOLDSPAN RESOURCES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders' equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 2. PREPAID EXPENSES

Prepaid expenses consisted of the following at July 31:

	2014	2013
Prepaid royalties	$5,000	$—
Prepaid consulting	22,297	—
Other prepaid expenses	1,500	—
Total prepaid expenses	$28,797	$—

NOTE 3. ASSET ACQUISITION AND CHANGE IN CONTROL

On July 31, 2014, we issued 8,000,000 (200,000,000 pre-split) shares of common stock to accomplish a change in control of the Company. Simultaneously, we entered into an Asset Purchase Agreement with SJE Mining LLC ("SJE") to acquire certain mineral rights from SJE. The following assets and liabilities were transferred to the Company at book value, which resulted in a deemed dividend of $78,107:

Description	2013
Mineral rights	$6,981
Prepaid expenses	31,500
Accounts receivable	45,000
Notes payable	(150,000)
Accrued interest	(11,588)
Deemed dividend	78,107
Total	$—

WALKER LANE EXPLORATION, INC.

(formerly GOLDSPAN RESOURCES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 4. ACCRUED EXPENSES

Accrued expenses consisted of the following at July 31:

	2014	2013
Accrued interest	$11,588	$6,720
Accrued management fees	—	67,500
Total accrued expenses	$11,588	$74,220

NOTE 5. MINERAL RIGHTS

Pyramid Mining Claims

On July 31, 2014, the Company acquired the mineral rights to seven 20-acre lode claims in Washoe County, NV owned by SJE Mining LLC, a company owned by Steve Jones, an officer and director of the Company. The purchase price was satisfied with Common Shares valued at the seller's carrying cost of the mineral rights. All rights and obligations of the seller were transferred to the Company concurrent with the purchase and sale of mineral rights.

Pursuant to a mining lease and option to purchase agreement dated July 31, 2014, the Company owns mineral rights to three additional lode claims, subject to a 1. 75% net smelter royalty on a year-to-year basis from SJE Mining LLC. This lease is for an initial term of 10 years and may be extended based on certain circumstances as more fully described in the related agreement. Within two months of execution of the agreement, the buyer was required to pay $5,000, which was extended to December 1, 2014. Until production is achieved from the property, the Company is required to make advance minimum royalty payments each agreement date anniversary as follows:

$ 10,000 – due after first anniversary

$ 15,000 – due after second anniversary

$ 25,000 – due after third anniversary

$ 35,000 – due after fourth and subsequent anniversaries

The Company has the exclusive right and option to purchase these three lode claims, subject to the net smelter royalty reserved by Jones. The Company may exercise the option at any time following the commencement of a pre-feasibility study. The purchase of the three lode claims is $150,000. All advance royalty payments made by the Company will be credited against the purchase price. In the event the Company has paid more than the $125,000 purchase price to the owner, the balance in excess of $150,000 will be applied as an advance royalty payment against the 1.75% net smelter royalty. The advance minimum royalty payment following exercise of the purchase option but prior to commencement of production is $35,000, payable on the agreement anniversary date. The Company also has the right and option to purchase up to 1.5% of the net smelter royalty at any time after the purchase of the property for $4,500,000.

With the execution of the Asset Purchase Agreement, all rights and obligations of SJE are now the rights and obligations of Walker Lane Exploration, Inc.

WALKER LANE EXPLORATION, INC.

(formerly GOLDSPAN RESOURCES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 5. MINERAL RIGHTS (CONTINUED)

West Trinity Mining Claims

On July 31, 2014, the Company acquired the mineral rights to twenty-three 20-acre lode claims in Churchill County, NV owned by SJE Mining LLC, a company owned by Steve Jones, an officer and director of the Company. The purchase price was satisfied with Common Shares valued at the seller's carrying cost of the mineral rights. All rights and obligations of the seller were transferred to the Company concurrent with the purchase and sale of mineral rights.

Pursuant to a mining lease and option to purchase agreement dated July 31, 2014, the Company owns mineral rights to three additional lode claims, subject to a 1. 75% net smelter royalty on a year-to-year basis from SJE Mining LLC. This lease is for an initial term of 10 years and may be extended based on certain circumstances as more fully described in the related agreement. Within two months of execution of the agreement, the buyer was required to pay $5,000, which was extended to December 1, 2014. Until production is achieved from the property, the Company is required to make advance minimum royalty payments each agreement date anniversary as follows:

$ 10,000 – due after first anniversary

$ 20,000 – due after second anniversary

$ 25,000 – due after third anniversary

$ 25,000 – due after fourth and subsequent anniversaries

The Company has the exclusive right and option to purchase the lode claim, subject to the net smelter royalty reserved by the owner. The Company may exercise the option at any time following the commencement of a pre-feasibility study. The purchase price of the load claim is $150,000. All advance royalty payments made by the Company will be credited against the purchase price. In the event the Company has paid more than the $150,000 purchase price to the owner, the balance in excess of $150,000 will be applied as an advance royalty payment against the 1. 75% net smelter royalty. The advance minimum royalty payment following exercise of the purchase option but prior to commencement of production is $35,000, payable on the agreement anniversary date. The Company also has the right and option to purchase up to 1.5% of the net smelter royalty at any time after purchase of the property for $4, 500,000.

The Company's 34 claims totaling 680 acres of owned and leased mining claims is subject to annual claims fees of $165.50 per 20-acre claim for BLM and county fees. Those fees may be offset through the application of annual labor costs in lieu of claims fees.

NOTE 6. RELATED PARTY TRANSACTIONS

Loans

Multiple shareholders have made loans to the Company. The loans are unsecured, due on demand, bear no interest, and have no specified terms of repayment. Balances of $41,696, and $20,013 remained outstanding on the loans at July 31, 2014 and 2013.

Management Fees

In conjunction with the change in control and asset purchase by the Company on July 31, 2014, $67,500 of accrued management fees due to related parties were forgiven, and recorded as additional paid in capital.

WALKER LANE EXPLORATION, INC.

(formerly GOLDSPAN RESOURCES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 7. INCOME TAXES

As of July 31, 2014, the Company had net operating loss carry forwards that may be available to reduce future years' taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	July 31, 2014	July 31, 2013
Income tax benefit at statutory rate	$19,355	$359,000
Valuation allowance	(19,355)	(359,000)
Income tax expense per books	$—	$—

Net deferred tax assets consist of the following components as of:

	July 31, 2014	July 31, 2013
Net operating loss carryover	$(647,515)	$(628,160)
Valuation allowance	647,515	628,160
Net deferred tax asset	$—	$—

It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of July 31, 2014, there have been no interest or penalties incurred on income taxes.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8. NOTES PAYABLE – RELATED PARTIES

On July 31, 2014, two notes payable in the amount of $50,000 each were assumed under an asset purchase agreement. One note bears interest at 10% and matures December 1, 2014. The second note bears interest at 40% and matures on October 1, 2014. The assignment of each note calls for the issuance of 3,500 (87,500 pre-split) shares of common stock to be issued once all the conditions of the note payable are satisfied. These shares were deemed to be a debt discount, and were valued at $4,375 based on the market value of the stock on July 31, 2014, for a total debt discount of $8,750 on the two notes. The discount is being amortized over the term of the loan.

NOTE 9. NOTES PAYABLE

On December 13, 2012, the Company issued a promissory note for $100,000 to an unrelated party. The note bears interest at 10%, and is unsecured. Principal and interest are due at maturity on December 31, 2014. On July 30, 2014, the note principal plus accrued interest of $16,301 was converted into 232,602 Series B Preferred Shares.

WALKER LANE EXPLORATION, INC.

(formerly GOLDSPAN RESOURCES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 9. NOTES PAYABLE (CONTINUED)

On February 28, 2013, the Company issued a promissory note for $10,000 to an unrelated party. The note bears interest at 10%, and is unsecured. Principal and interest are due at maturity on December 31, 2014. On July 30, 2014, the note principal plus accrued interest of $1,419 was converted into 22,838 Series B Preferred Shares.

On July 31, 2014, a note payable in the amount of $50,000 was assumed under an asset purchase agreement. The note bears interest at 40% and matures on October 1, 2014.The assignment of the note calls for the issuance of 3,500 (87,500 pre-split) shares of common stock to be issued once all the conditions of the note payable are satisfied. These shares were deemed to be a debt discount, and were valued at $4,375 based on the market value of the stock on July 31, 2014. The discount is being amortized over the term of the loan.

NOTE 10. CAPITAL STOCK

Common Stock

The Company has 400,000,000 shares of common stock authorized.

We issued 140,000 (3,500,000 pre-split) shares of common stock on August 30, 2012 to David Hedderly-Smith for a cash price of $35,000.

We issued 200,000 (5,000,000 pre-split) shares of common stock on December 7, 2012 to Alix Resources as compensation valued at $250,000 for the extension on the Letter of Intent option for the Golden Zone property.

We issued 80,000 (2,000,000 pre-split) shares of common stock on January 21, 2013 to Philip Allen, an officer of the Company for compensation valued at $160,000.

We issued 40,000 (1,000,000 pre-split) shares of common stock on January 21, 2013 to Iain Stewart, a former officer and current director of the Company for compensation valued at $80,000.

We issued 100,000 (2,500,000 pre-split) shares of common stock to LS, LLC under the terms of a consulting agreement dated December 7, 2012, for compensation valued at $175,000 and

We issued 50,000 (1,250,000 pre-split) shares of common stock to Richard E. Barsom under the terms of a consulting agreement dated March 19, 2013, for compensation valued at $150,000.

On July 31, 2014, we issued 8,000,000 (200,000,000 pre-split) shares of common stock to accomplish a change in control of the Company. Simultaneously, we entered into an Asset Purchase Agreement as described in Note 3. The share issuance is subject to a lock-up agreement dated August 8, 2014, which prevents the shareholders from trading, transferring, selling, or otherwise conveying the 8,000,000 shares for a period of two years.

Effective September 22, 2014 the Company reverse split its common stock on a 1:25 basis. All share and per share data presented in these financial statements and accompanying footnotes have been retroactively adjusted to reflect the decreased number of shares resulting from these actions.

The Company has 11,217,985 and 3,217,985 shares of common stock issued and outstanding at July 31, 2014 and July 31, 2013, respectively.

WALKER LANE EXPLORATION, INC.

(formerly GOLDSPAN RESOURCES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 10. CAPITAL STOCK (CONTINUED)

Preferred Stock

On July 8, 2013, pursuant to a previously-obtained written consent of the majority of our shareholders, we filed a Certificate of Amendment to our Articles of Incorporation. The Certificate of Amendment amends our articles of incorporation to authorize up to 10,000,000 shares of preferred stock, par value $0.001 per share.

Out of the 10,000,000 preferred shares authorized, the Company has authorized a series of Class A Convertible Preferred Stock, consisting of 1,000,000 shares, which series shall have the powers, designations, preferences and relative participating, optional and other special rights, and the, limitations and restrictions as defined in the Certificate of Designation filed under the Company's Form 8-K filed as of July 26, 2013. No Series A preferred shares have been issued as of July 31, 2014.

On July 30, 2014, the Company authorized a series of Class B Preferred Stock, consisting of 1,000,000 shares. Each series B preferred share entitles the holder to 100 votes per share on any matters brought to a vote of the shareholders. Series B preferred shares have no economic interest in the Company, or any preferential liquidation rights.

On July 30, 2014, the Company issued 255,400 Series B preferred shares to two noteholders to convert $127,720 of note principal and accrued interest. The Company has the right to buy back the preferred B shares for a period of 120 days at a per share price of $.597.

NOTE 11. LIQUIDITY AND GOING CONCERN

Walker Lane Exploration has not generated any revenues, has negative working capital, and has suffered losses from operations. These factors create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Walker Lane Exploration to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations or acquiring or merging with a profitable company. Management's plans include selling its equity securities and obtaining debt financing to fund its capital requirements; however, there can be no assurance the Company will be successful in these efforts.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Office Space

The Company leases office space in Carson City, Nevada on a month-to-month basis for $400 per month.

Letters of Intent

During the year ended July 31, 2013, all previously existing letters of intent with Alix Resources Corp and Equipment & Trucks Inc. expired or were canceled with no financial effect on the Company.

There were no letters of intent in force for any period in the year ended July 31, 2014.

WALKER LANE EXPLORATION, INC.

(formerly GOLDSPAN RESOURCES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Mining Claims

The Company has 680 acres included in owned and leased mining claims, and is subject to annual claim fees on owned mineral claims and claims rental fees on rented mineral claims in order to maintain its mineral rights. In relation to the annual claims rental fees due July 31 of each year, the Company may also be allowed to meet annual labor requirements in lieu of claims fees. The Company is able to carry forward costs for annual labor that exceed the required yearly totals for four years. Following are the annual claims and labor requirements for 2014 and 2015.

	July 31, 2014	July 31, 2015
Claims rental	$10,000	$20,000
Claims fees / annual labor	5,627	5,627
Yearly totals	$15,627	$25,627

The Company has a no annual labor carryover to 2015 to satisfy any annual labor requirements or offset future claims fees.

NOTE 13. SUBSEQUENT EVENTS

On September 22, 2014, the Company amended its Articles of Incorporation to change its name from Goldspan Resources, Inc. to Walker Lane Exploration, Inc.

Effective September 22, 2014 the Company reverse split its common stock on a 1:25 basis. All share and per share data presented in these financial statements and accompanying footnotes have been retroactively adjusted to reflect the decreased number of shares resulting from these actions.

In accordance with ASC 855-10, the Company's management has analyzed its operations through the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose, other than those disclosed above.