Form 10-Q
period 2014-10-31
Walker Lane Exploration, Inc.
filed 2014-12-22
CIK 1413659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to__________________________

Commission File Number: 333-146442

Walker Lane Exploration, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	26-3342907
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

102 North Curry Street

Carson City, Nevada 89703

 (Address of principal executive offices)(Zip Code)

775-461-3445

(Registrant’s telephone number, including area code)

Goldspan Resources, Inc., 836 S Vance St., Unit E, Lakewood, CO

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,217,985 as of December 15, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

WALKER LANE EXPLORATION, INC.

Balance Sheets

(unaudited)

	October 31,	July 31,
	2014	2014
ASSETS

Current Assets
Cash and cash equivalents	$10,988	$44
Account receivable	-	45,000
Prepaid royalties	5,000	5,000
Prepaid expenses	29,797	23,797
Total Current Assets	45,785	73,841

Other Assets
Mineral rights	6,981	6,981

TOTAL ASSETS	$52,766	$80,822

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$58,434	$48,402
Accrued expenses	23,659	11,588
Notes payable – net of debt discount of $10,469 and $4,375, respectively	49,531	45,625
Notes payable – related parties, net of debt discount of $24,485 and $8,750, respectively	105,015	91,250
Shareholder loans	39,988	41,696
Total Liabilities	276,627	238,561

STOCKHOLDERS' DEFICIT
Preferred stock - $.001 par value, 10,000,000 shares authorized; 255,440 Series B shares issued and outstanding	$255	$255
Common stock - $0.001 par value; 400,000,000 shares authorized; 11,217,985 shares issued and outstanding	11,218	11,218
Additional paid-in capital	1,751,154	1,711,654
Accumulated deficit	(1,986,488)	(1,880,866)
Total Stockholders' Deficit	(223,861)	(157,739)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$52,766	$80,822

The accompanying notes are an integral part of these financial statements.

WALKER LANE EXPLORATION, INC.

Statements of Operations

(unaudited)

	Three Months Ended October 31,
	2014	2013

REVENUES	$—	$—

OPERATING EXPENSES
Professional fees	60,223	16,869
General and administrative	15,682	60
TOTAL OPERATING EXPENSES	75,905	16,929

LOSS FROM OPERATIONS	(75,905)	(16,929)

OTHER INCOME (EXPENSE)
Interest expense	(8,995)	(2,750)
Interest expense – related parties	(20,722)	—
TOTAL OTHER INCOME (EXPENSE)	(29,717)	(2,750)

LOSS BEFORE PROVISION FOR INCOME TAX	(105,622)	(19,679)

PROVISION FOR INCOME TAX	—	—

NET LOSS	$(105,622)	$(19,679)

LOSS PER SHARE: basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: basic and diluted	11,217,985	3,217,985

The accompanying notes are an integral part of these financial statements.

WALKER LANE EXPLORATION, INC.

Statements of Cash Flows

(unaudited)

	Three Months Ended October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(105,622)	$(19,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	17,671	—
Changes in operating assets and liabilities:
Accounts receivable	45,000	—
Prepaid royalties and expenses	(6,000)	—
Accounts payable	10,032	16,569
Accrued expenses	12,071	2,750
Cash flows used in operating activities	(26,848)	(360)

CASH FLOWS USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVIES
Proceeds from notes payable	10,000	—
Proceeds from notes payable – related parties	29,500	—
Shareholder loans, net	(1,708)	300
Cash flows provided by financing activities	37,792	300

Net increase (decrease) in cash and cash equivalents	10,944	(60)

Cash and cash equivalents – beginning of period	44	142

Cash and cash equivalents – end of period	$10,988	$82

Non-cash investing and financing activities:
Debt discount from convertible debt	$39,500	$—

The accompanying notes are an integral part of these financial statements.

WALKER LANE EXPLORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

1.

BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month periods ended October 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2015.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended July 31, 2014.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

Since the Company is in the exploration stage of operation, the Company's financial statements are prepared in accordance with the provisions of ASC 915 Development Stage Enterprises, as it devotes substantially all of its efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain the Company's existence. Until such interests are engaged in commercial production, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with this standard.

The Company has adopted Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including removal of Inception to Date reporting on the face of the interim and annual financial statements of the Company.

Reclassifications

Certain reclassifications have been made to conform to prior periods' presentation to the current presentation. These reclassifications have no effect on the results of operations or stockholders' deficit.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

Fair Value and Financial Instruments

On October 31, 2014 and 2013, the Company's financial instruments consisted principally of cash and cash equivalents, which do not require recurring re-measurement at fair value.

Mining Properties and Claims

The Company capitalizes costs for acquiring mineral properties and expenses costs to maintain mineral rights and leases as incurred. Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

WALKER LANE EXPLORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss per Share

Basic earnings per share ("EPS") is computed as net loss available to common shareholders after dividends to preferred shareholders, divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible debt and securities. There are no such common stock equivalents outstanding as of October 31, 2014 and 2013.

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

Recent Accounting Pronouncements

No recent accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company's financial position, operations or cash flows.

3.

GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception and does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds.

The Company currently has no historical recurring source of revenue and its ability to continue as a going concern is dependent on the Company's ability to raise capital to fund its future exploration and working capital requirements or its ability to profitably execute its business plan. The Company's plans for the long-term continuation as a going concern include the profitable exploitation of its mining properties and financing the Company's future operations through sales of its common stock and/or debt. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

4.

MINERAL RIGHTS

Pyramid:

On July 31, 2014, the Company acquired the mineral rights to seven 20-acre lode claims in Washoe County, NV owned by SJE Mining LLC, a company controlled by Steve Jones, an officer and director of the Company. The purchase price was satisfied with Common Shares valued at the seller's carrying cost of the mineral rights. All rights and obligations of the seller were transferred to the Company concurrent with the purchase and sale of mineral rights.

WALKER LANE EXPLORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

4.

MINERAL RIGHTS (CONTINUED)

Pursuant to a mining lease and option to purchase agreement dated July 31, 2014, the Company owns mineral rights to three additional lode claims, subject to a 1.75% net smelter royalty on a year-to-year basis from SJE Mining LLC. This lease is for an initial term of 10 years and may be extended based on certain circumstances as more fully described in the related agreement. Within two months of execution of the agreement, the buyer was required to pay $5,000, which was extended to March 1, 2015. Until production is achieved from the property, the Company is required to make advance minimum royalty payments each agreement date anniversary as follows:

•	$10,000 – due after first anniversary
•	$15,000 – due after second anniversary
•	$25,000 – due after third anniversary
•	$35,000 – due after fourth and subsequent anniversaries

The Company has the exclusive right and option to purchase these three lode claims, subject to the net smelter royalty reserved by the owner. The Company may exercise the option at any time following the commencement of a pre-feasibility study. The purchase price of the three load claims is $150,000. All advance royalty payments made by the Company will be credited against the purchase price. In the event the Company has paid more than the $150,000 purchase price to the owner, the balance in excess of $150,000 will be applied as an advance royalty payment against the 1.75% net smelter royalty. The advance minimum royalty payment following exercise of the purchase option but prior to commencement of production is $35,000, payable on the agreement anniversary date. The Company also has the right and option to purchase up to 1.5% of the net smelter royalty at any time after purchase of the property for $4, 500,000.

West Trinity:

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

Pursuant to a mining lease and option to purchase agreement dated July 31, 2014, the Company owns mineral rights to one additional lode claim, subject to a 1.75% net smelter royalty on a year-to-year basis from SJE Mining LLC. This lease is for an initial term of 10 years and may be extended based on certain circumstances as more fully described in the related agreement. Within two months of execution of the agreement, the seller was required to pay $5,000, which was extended to March 1, 2015. Until production is achieved from the property, the Company is required to make advance minimum royalty payments each agreement date anniversary as follows:

•	$10,000 – due after first anniversary
•	$15,000 – due after second anniversary
•	$25,000 – due after third anniversary
•	$35,000 – due after fourth and subsequent anniversaries

The Company has the exclusive right and option to purchase the lode claim, subject to the net smelter royalty reserved by the owner. The Company may exercise the option at any time following the commencement of a pre-feasibility study. The purchase price of the load claim is $150,000.

WALKER LANE EXPLORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

4.

MINERAL RIGHTS (CONTINUED)

All advance royalty payments made by the Company will be credited against the purchase price. In the event the Company has paid more than the $150,000 purchase price to the owner, the balance in excess of $150,000 will be applied as an advance royalty payment against the 1.75% net smelter royalty. The advance minimum royalty payment following exercise of the purchase option but prior to commencement of production is $35,000, payable on the agreement anniversary date. The Company also has the right and option to purchase up to 1.5% of the net smelter royalty at any time after purchase of the property for $4,500,000.

The claims purchased were valued at the carrying cost of the seller by issuing Common shares, including the assumption of $150,000 of the seller's debt.

The Company controls 34 claims totaling 680 acres of owned and leased mining claims is subject to annual claims fees of $155.50 per 20-acre claim for BLM and county fees. Those fees may be offset through the application of annual labor costs in lieu of claims fees.

	Purchased	Leased
Property
West Trinity Claims	23	1
Pyramid Claims	7	3
Total Claims	30	4

5.

ASSET ACQUISITION AND CHANGE IN CONTROL

On July 31, 2014, we issued 8,000,000 (200,000,000 pre-split) shares of common stock to accomplish a change in control of the Company. Simultaneously, we entered into an Asset Purchase Agreement with SJE Mining LLC ("SJE") to acquire certain mineral rights from SJE. The following assets and liabilities were transferred to the Company at book value, which resulted in a deemed dividend of $78,107:

Description	2013
Mineral rights	$6,981
Prepaid expenses	31,500
Accounts receivable	45,000
Notes payable	(150,000)
Accrued interest	(11,588)
Deemed dividend	78,107
Total	$—

6.

ACCRUED INTEREST AND EXPENSES

Accrued interest and expenses consisted of the following at:

	October 31, 2014	July 31, 2014
Accrued interest	$9,856	$—
Accrued interest – related parties	13,778	11,588
Accrued expenses	25	—
Total accrued interest and expenses	$23,659	$11,588

WALKER LANE EXPLORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

7.

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

On July 31, 2014, a note payable in the amount of $50,000 was assumed under an asset purchase agreement. The note bears interest at 40% and originally matured on October 1, 2014, which was extended to March 1, 2015. The assignment of the note calls for the issuance of 3,500 (87,500 pre-split) shares of common stock to be issued once all the conditions of the note payable are satisfied. These shares were deemed to be a debt discount, and were valued at $4,375 based on the market value of the stock on July 31, 2014. The discount is being amortized over the term of the loan. Amortization expense of $3,281 was recorded for the three months ended October 31, 2014, and $1,094 of debt discount remains to be amortized over future periods. Accrued interest of $9,808 is owed on this note at October 31, 2014.

On October 24, 2014, the Company borrowed $10,000 under a convertible note. The note bears interest at 25% and matures on February 28, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $.015 per share (post-split $.38). Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $10,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $625 was recorded for the three months ended October 31, 2014, and $9,375 of debt discount remains to be amortized over future periods. Accrued interest of $48 is owed on this note at October 31, 2014.

8.

NOTES PAYABLE – RELATED PARTIES

On July 31, 2014, two notes payable in the amount of $50,000 each were assumed under an asset purchase agreement. One note bears interest at 10% and originally matured on December 1, 2014, which was extended to march 1, 2015. The second note bears interest at 40% and also originally matured on December 1, 2014, which was extended to March 1, 2015. The assignment of each note calls for the issuance of 3,500 (87,500 pre-split) shares of common stock to be issued once all the conditions of the note payable are satisfied. These shares were deemed to be a debt discount, and were valued at $4,375 based on the market value of the stock on July 31, 2014, for a total debt discount of $8,750 on the two notes. The discount is being amortized over the term of the loan. Amortization expense of $6,562 was recorded for the three months ended October 31, 2014, and $2,188 of debt discount remains to be amortized over future periods. Accrued interest of $13,122 is owed on the two notes at October 31, 2014.

On August 27, 2014, the Company borrowed $4,500 under convertible note from an entity controlled by a director of the Company. The note bears interest at 25% and matures on February 28, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $.015 per share (post-split $0.38). Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $4,500 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $1,597 was recorded for the three months ended October 31, 2014, and $2,903 of debt discount remains to be amortized over future periods. Accrued interest of $200 is owed on this note at October 31, 2014.

On September 22, 2014, the Company borrowed $10,000 under convertible note from a director of the Company. The note bears interest at 25% and matures on February 28, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $.015 per share (post-split $0.38). Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $10,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $2,500 was recorded for the three months ended October 31, 2014, and $7,500 of debt discount remains to be amortized over future periods. Accrued interest of $260 is owed on this note at October 31, 2014.

WALKER LANE EXPLORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

8.

NOTES PAYABLE – RELATED PARTIES (CONTINUED)

On September 30, 2014, the Company borrowed $5,000 under convertible note from a director of the Company. The note bears interest at 25% and matures on February 28, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $.015 per share (post-split $0.38). Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $5,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $1,053 was recorded for the three months ended October 31, 2014, and $3,947 of debt discount remains to be amortized over future periods. Accrued interest of $106 is owed on this note at October 31, 2014.

On October 1, 2014, the Company borrowed $10,000 under convertible note from a director of the Company. The note bears interest at 25% and matures on February 28, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $.015 per share (post-split $0.38). Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $10,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $2,053 was recorded for the three months ended October 31, 2014, and $7,947 of debt discount remains to be amortized over future periods. Accrued interest of $82 is owed on this note at October 31, 2014.

9.

CAPITAL STOCK

Common Shares:

The Company has 400,000,000 shares of common stock authorized.

On July 31, 2014, the Company issued 8,000,000 (200,000,000 pre-split) shares of common stock to accomplish a change in control of the Company. Simultaneously, we entered into an Asset Purchase Agreement as described in Note 3. The share issuance is subject to a lock-up agreement dated August 8, 2014, which prevents the shareholders from trading, transferring, selling, or otherwise conveying the 8,000,000 shares for a period of two years.

On September 23, 2014, the Company executed a 25:1 reverse split of its issued and outstanding Common Shares. Any existing agreements, notes or contracts which contain provisions or calculations related to issuance of stock or conversion of rights, debt or equity to Common Shares are automatically revised to use this ratio in such issuances or conversions. Any issuances of Common Shares under future agreements, notes or contracts will use post-split shares. All share and per share data presented in these financial statements and accompanying footnotes have been retroactively adjusted to reflect the decreased number of shares resulting from these actions.

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

On July 30, 2014, the Company issued 255,400 Series B preferred shares to two noteholders to convert $127,020 of note principal and accrued interest. The Company has the right to buy back the preferred B shares for a period of 120 days at a per share price of $.597.

WALKER LANE EXPLORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

10.

COMMITMENTS AND CONTINGENCIES

The Company has 860 acres included in owned and leased mining claims, and is subject to annual claims fees on owned mineral claims and claims rental fees on rented mineral claims in order to maintain its mineral rights. In relation to the annual claims rental fees due July 31 of each year, the Company may also be allowed to meet annual labor requirements in lieu of claims fees. The Company is able to carry forward costs for annual labor that exceed the required yearly totals for four years. Following are the annual claims and labor requirements for 2014 and 2015.

	October 31, 2014	October 31, 2015
Claims rental	$20,000	$30,000
Claims fees / Annual labor	5,627	7,117
Yearly Totals	$25,627	$37,117

The Company has no annual labor carryover to 2015 to satisfy any annual labor requirements or offset future claims fees.

11.

SUBSEQUENT EVENTS

On September 3, 2014, the Company located 9 claims in the Paradise Peak Mining District, Nye County, Nevada on BLM-controlled land; the, PPW 1-9 claims. On October, 25, 2014, the Company located an additional 4 claims; the TW 1-4 claims. Total cost for these two claim blocks was $2,250.

On November 10, 2014, the Company entered into a Note payable for an additional $10,000 from an unrelated party on terms identical to unrelated party notes entered into during the quarter ending October 31, 2014.

In accordance with ASC 855-10, the Company's management has analyzed its operations through the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose, other than those disclosed above.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements". These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview and Plan of Operations

Walker Lane Exploration, Inc. (the Company, 'we', 'us' or similar) was incorporated in the State of Nevada on March 2, 2007. On September 23, 2014, the Company changed its name to Walker Lane Exploration and continues to trade on the Financial Industry Regulatory Authority's ("FINRA") OTC Bulletin Board in the United States. The Company's ticker symbol changed from GSPN to WKLN. There was no change in control as a result of this name change. The Company is engaged in the principal business activity of acquiring and exploring mineral properties.

We currently control three exploration properties:

Pyramid:

On July 31, 2014, the Company acquired the mineral rights to seven 20-acre lode claims in Washoe County, NV owned by SJE Mining LLC, a company controlled by Steve Jones, an officer and director of the Company. The purchase price was satisfied with Common Shares valued at the seller's carrying cost of the mineral rights. All rights and obligations of the seller were transferred to the Company concurrent with the purchase and sale of mineral rights.

Pursuant to a mining lease and option to purchase agreement dated July 31, 2014, the Company owns mineral rights to three additional lode claims, subject to a 1.75% net smelter royalty on a year-to-year basis from SJE Mining LLC. This lease is for an initial term of 10 years and may be extended based on certain circumstances as more fully described in the related agreement. Within two months of execution of the agreement, the buyer was required to pay $5,000, which was extended to March 1, 2015. Until production is achieved from the property, the Company is required to make advance minimum royalty payments each agreement date anniversary as follows:

•	$10,000 – due after first anniversary
•	$15,000 – due after second anniversary
•	$25,000 – due after third anniversary
•	$35,000 – due after fourth and subsequent anniversaries

The Company has the exclusive right and option to purchase these three lode claims, subject to the net smelter royalty reserved by the owner. The Company may exercise the option at any time following the commencement of a pre-feasibility study. The purchase price of the three load claims is $150,000. All advance royalty payments made by the Company will be credited against the purchase price. In the event the Company has paid more than the $150,000 purchase price to the owner, the balance in excess of $150,000 will be applied as an advance royalty payment against the 1.75% net smelter royalty. The advance minimum royalty payment following exercise of the purchase option but prior to commencement of production is $35,000, payable on the agreement anniversary date. The Company also has the right and option to purchase up to 1.5% of the net smelter royalty at any time after purchase of the property for $4, 500,000.

West Trinity:

On July 31, 2014, the Company acquired the mineral rights to twenty-three 20-acre lode claims in Churchill County, NV owned by SJE Mining LLC, a company controlled by Steve Jones, an officer and director of the Company. The purchase price was satisfied with Common Shares valued at the seller's carrying cost of the mineral rights. All rights and obligations of the seller were transferred to the Company concurrent with the purchase and sale of mineral rights.

Pursuant to a mining lease and option to purchase agreement dated July 31, 2014, the Company owns mineral rights to one additional lode claim, subject to a 1.75% net smelter royalty on a year-to-year basis from SJE Mining LLC. This lease is for an initial term of 10 years and may be extended based on certain circumstances as more fully described in the related agreement. Within two months of execution of the agreement, the seller was required to pay $5,000, which was extended to March 1, 2015. Until production is achieved from the property, the Company is required to make advance minimum royalty payments each agreement date anniversary as follows:

•	$10,000 – due after first anniversary
•	$15,000 – due after second anniversary
•	$25,000 – due after third anniversary
•	$35,000 – due after fourth and subsequent anniversaries

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

Paradise Peak:

On Sept 3, 2014 the Company located 9 claims in the Paradise Peak Mining District, Nye County, Nevada on BLM-controlled land; the PPW 1-9 claims. On Oct 25, 2014 the Company located an additional 4 claims; the TW 1-4 claims.

The Paradise Property is an epithermal gold-silver mineral system that is situated in the historic Paradise Peak Mining District in the Walker Lane region of Western Nevada. The Property consists of two claim blocks that are centered on an east-west structural zone that is thought related to the Paradise Peak Mine pit just one mile to the west and on a northwest structural zone to the southwest of the Ketchup Flat pit. At least four historic reverse circulation drill holes are known on each claim block that host chalcedonic alteration that is similar to that found associated with mineralization in the two pits. The four drill holes associated with the PPW claims define a continuous east-west structural zone that is at least 1,370 feet in length. The chalcedonic alteration is hosted in Tertiary-age volcanic rocks although the surface rocks consist of an unknown thickness of alluvium. Total cost for these two claim blocks was $2,250.

The Company's 43 claims totaling 860 acres of owned and leased mining claims is subject to annual claims fees of $155.50 per 20-acre claim for BLM and county fees. Those fees may be offset through the application of annual labor costs in lieu of claims fees.

Exploration Plans for Fiscal 2015

We will require a significant capital infusion in fiscal 2015, to commence our exploration activities. The following program assumes that we are successful in securing $4 million in financing at terms acceptable to us. To the extent that less than $4 million is raised, there will be significant changes to our exploration activities. As of the date of this report, we have no commitment for financing.

We expect to spend substantial amounts in connection with exploration of our mining properties. We anticipate that our expenses for fiscal 2015 will total approximately $920,000, exclusive of any salary payable to our officers or directors.

During fiscal 2015, we plan to map and geochemically sample the Pyramid, West Trinity, and Paradise Properties. This work will require at least two weeks of field activities on each property. Additionally, we anticipate staking claims, mapping and sampling at least two additional properties in the Walker Lane Region, which will require approximately one month's work. The cost for the surface sampling, mapping, and claim staking is projected to be approximately $47,000.

In the future, we anticipate a phased exploration plan. Phase I drilling would be conducted on the Pyramid, West Trinity, Paradise, and one as yet undetermined property, contingent upon positive results of the prerequisite surface sampling. Costs of a Phase I drilling program of approximately 12,000 feet of reverse circulation drilling, the associated assaying of drill samples, and drill permitting is expected to be approximately $404,000.

Based upon the results of the Phase I drilling, and assuming sufficient positive results to justify additional exploration activities, a Phase II drilling program would be conducted on one or more of the properties from the Phase I work. The Phase II program on one of the properties would consist of reverse circulation drilling, assaying, and permitting and is projected to cost $400,000. One contract geologist would be required for the three month period of Phase II drilling at a cost of $30,000.

Leasing fees and claim rental fees will be due and payable prior to September 2015 and this will amount to $39,090, which includes the number of claims leased, the annual BLM and County fees for those claims and filing initial claim fees with the BLM and County based on the addition of two additional properties within the Walker Lane Region.

Results of Operations for the three months ended October 31, 2014 and October 31, 2013

We earned no revenues during the fiscal quarter ended October 31, 2014 or 2013. We do not anticipate generating any revenues until such time as we determine that there are proven reserves or resources on the mineral claims. Identify proven reserves or resources will require a significant capital infusion to conduct mapping, samplings and drilling on these properties. Drilling and testing will require significant capital expenditures. We have no commitment for additional funding. If we secure the required funding, there can be no assurance that we will identify proven reserves. Further, even if we generate revenues, there can be no assurance that the revenues will be sufficient to meet our operating expenses.

During the fiscal quarter ended October 31, 2014, our operating expenses increased to $75,905 compared with $16,929 for the quarter ending October 31, 2013. The increase was a result of expenses related to the increased business activities subsequent to the acquisition of exploration properties at July 31, 2014. Professional fees increased to $60,223 from $16,869 and General and administrative increased to $15,682 from $60 for the quarters ended October 31, 2014 and 2013, respectively. Additionally, interest expenses increased to $21,890 from $2,750 as a result of increased borrowing for the comparable October 31 quarters.

We incurred a net loss of $97,795, or a loss of $0.01 per share, as compared to a net loss of $19,679, or a loss of $0.01 per share, for the quarters ended October 31, 2014 and 2013, respectively.

Liquidity and Capital Resources:

At October 31, 2014, we had cash of $10,988 as compared to $44 at July 31, 2014. Accounts receivable and prepaid expenses at October 31, 2014 totaled $34,797. Current assets were $45,785 at October 31, 2014 as compared to $73,841 at October 31, 2013.

Current liabilities totaled $275,627 and $238,561 at October 31, 2014 and July 31, 2014, respectively. At October 31, 2014, our current liabilities consist of $58,434 in accounts payable, $23,659 in accrued expenses, $39,988 in shareholder loans, $105,015 in notes payable to related parties, net of discounts plus an additional $49,531 in notes payable, net of discounts. At July 31, 2014, accounts payable totaled $48,402, accrued expenses were $11,588, shareholder loans totaled $41,696, notes payable to related parties totaled $91,250, net of discounts, and notes payable totaled $45,625, net of discounts.

We have a working capital deficit of 230,842 and 164,270 as of October 31, 2014 and July 31, 2014, respectively. We had a Shareholders' deficit of $223,861 at October 31, 2014, as compared to $157,739 at October 31, 2013. We have an accumulated deficit at October 31, 2014 of $1,986,488.

During the October 31, 2014 quarter, we had cash used by operating activities of $26,848 and cash provided by financing activities of $37,792, compared to cash used of $360 and cash provided of $300 for comparable activities in the October 31, 2013 quarter.

We will continue to monitor our expenses and take actions as may be required to manage our cash outflow from operations. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception and does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds.

The Company currently has no historical recurring source of revenue and its ability to continue as a going concern is dependent on the Company's ability to raise capital to fund its future exploration and working capital requirements or its ability to profitably execute its business plan. The Company's plans for the long-term continuation as a going concern include the profitable exploitation of its mining properties and financing the Company's future operations through sales of its common stock and/or debt. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Off Balance Sheet Arrangements

As of October 31, 2014, there were no off balance sheet arrangements.

Subsequent Events

On Sept 3, 2014 the Company located 9 claims in the Paradise Peak Mining District, Nye County, Nevada on BLM-controlled land; the, PPW 1-9 claims. On Oct 25, 2014 the Company located an additional 4 claims; the TW 1-4 claims. Total cost for these two claim blocks was $2,250.

On November 10, 2014, the Company entered into a Note payable for an additional $10,000 from an unrelated party on terms identical to notes entered into during the quarter ending October 31, 2014.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most "critical accounting polices" in the Management Discussion and Analysis. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies fit this definition for our company.

Recently Issued Accounting Pronouncements

No recent accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company's financial position, operations or cash flows.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15c and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective, and that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also determined that the disclosure controls and procedures are effective, and that material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for accurate required disclosure to be made on a timely basis.

Changes in internal controls over financial reporting

During the period covered by this Quarterly Report on Form 10-Q, we have made the following changes in our internal controls over financial reporting during the quarter ended October 31, 2014:

•	We have engaged additional competent and experienced professional resources to assist and supplement management in its financial reporting responsibilities, and
•

We have restructured and formalized our internal and external processes for financial statement preparation, review and reporting as they are performed by internal staff and external professional resources, and communicated to our independent audit firm and legal firm.

Management believes these changes in our internal control over financial reporting have remedied the material weakness reported in our Form 10-K for July 31, 2014. Management believes these changes have reasonably removed the potential risk for occurrences of events that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A.

RISK FACTORS.

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended July 31, 2014.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended October 31, 2014, there were no sales of unregistered securities for the Company.

Reverse Split:

On September 23, 2014, the Company executed a 25:1 reverse split of its issued and outstanding Common Shares. Any existing agreements, notes or contracts which contain provisions or calculations related to issuance of stock or conversion of rights, debt or equity to Common Shares are automatically revised to use this ratio in such issuances or conversions. Any issuances of Common Shares under future agreements, notes or contracts will use post-split shares.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Our exploration properties are, or may become, subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended October 31, 2014, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Walker Lane Exploration, Inc.

December 22, 2014	By:	/s/ John Key
John Key
President, Chief Executive Officer and Principal Executive Officer

December 22, 2014	By:	/s/ Keith Simon
Keith Simon
Chief Financial Officer, Secretary, Treasurer, Director and Principal Financial Officer