Form 10-Q
period 2015-01-31
Walker Lane Exploration, Inc.
filed 2015-03-16
CIK 1413659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,308,049 as of March 16, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

WALKER LANE EXPLORATION, INC.

Balance Sheets

(unaudited)

	January 31,	July 31,
	2015	2014
ASSETS

Current Assets
Cash and cash equivalents	$4,175	$44
Account receivable	—	45,000
Prepaid royalties	5,000	5,000
Prepaid expenses	5,254	23,797
Total Current Assets	14,429	73,841

Fixed Assets
Website, net of $1,125 accumulated depreciation	24,500	—
Total Fixed Assets	24,500	—

Other Assets
Mineral rights	9,305	6,981

TOTAL ASSETS	$48,234	$80,822

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$67,523	$48,402
Accrued liabilities – related parties	170,510	1,708
Accrued interest payable	15,759	4,767
Accrued interest payable – related parties	22,522	6,821
Notes payable – net of debt discount of $22,842 and $4,375, respectively	67,158	45,625
Notes payable – related parties, net of debt discount of $25,274 and $8,750, respectively	129,226	91,250
Shareholder loans	39,988	39,988
Total Liabilities	512,686	238,561

STOCKHOLDERS' DEFICIT
Preferred stock - $.001 par value, 10,000,000 shares authorized; 255,440 Series B shares issued and outstanding	$255	$255
Common stock - $0.001 par value; 400,000,000 shares authorized; 11,308,049 and 11,217,985 shares issued and outstanding, respectively	11,308	11,218
Additional paid-in capital	1,937,789	1,711,654
Accumulated deficit	(2,413,804)	(1,880,866)
Total Stockholders' Deficit	(464,452)	(157,739)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$48,234	$80,822

The accompanying notes are an integral part of these financial statements.

WALKER LANE EXPLORATION, INC.

Statements of Operations

(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Director fees	82,500	—	82,500	—
Management fees	173,900	—	173,900	—
Professional fees	104,240	3,406	164,425	20,275
General and administrative	10,191	79	25,911	140
TOTAL OPERATING EXPENSES	370,831	3,485	446,736	20,415

LOSS FROM OPERATIONS	(370,831)	(3,485)	(446,736)	(20,415)

OTHER INCOME (EXPENSE)
Interest expense	(23,530)	(2,750)	(32,525)	(5,500)
Interest expense – related parties	(32,955)	—	(53,677)	—
TOTAL OTHER INCOME (EXPENSE)	(56,485)	(2,750)	(86,202)	(5,500)

LOSS BEFORE PROVISION FOR INCOME TAX	(427,316)	(6,235)	(532,938)	(25,915)

PROVISION FOR INCOME TAX	—	—	—	—

NET LOSS	$(427,316)	$(6,235)	$(532,938)	$(25,915)

LOSS PER SHARE: basic and diluted	$(0.04)	$(0.00)	$(0.05)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
basic and diluted	11,287,692	3,217,985	11,258,062	3,217,985

The accompanying notes are an integral part of these financial statements.

WALKER LANE EXPLORATION, INC.

Statements of Cash Flows

(unaudited)

	Six months Ended January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(532,938)	$(25,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,125	—
Amortization of discount on notes payable	59,509	—
Common stock issued for operating expenses	28,825	—
Common stock issued for directors fees	82,500	—
Changes in operating assets and liabilities:
Accounts receivable	45,000	—
Prepaid royalties and expenses	23,318	—
Accounts payable	19,121	19,976
Accrued expenses	195,495	5,500
Cash flows used in operating activities	(78,045)	(439)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of mineral rights	(2,324)	—
Cash flows used in investing activities	(2,324)	—

CASH FLOWS FROM FINANCING ACTIVIES
Proceeds from notes payable	30,000	—
Proceeds from notes payable – related parties	54,500	—
Shareholder loans, net	—	300
Cash flows provided by financing activities	84,500	300

Net increase (decrease) in cash and cash equivalents	4,131	(139)

Cash and cash equivalents – beginning of period	44	142

Cash and cash equivalents – end of period	$4,175	$3

Non-cash investing and financing activities:
Debt discount from convertible debt	$94,500	$—
Common stock issued for prepaid expenses	$33,600	$—
Additions to fixed assets through issuance of debt	$10,000	$—
Additions to fixed assets through issuance of common stock	$15,625	$—

The accompanying notes are an integral part of these financial statements.

WALKER LANE EXPLORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2015

1.

BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six month period ended January 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2015.

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

Fair Value and Financial Instruments

On January 31, 2015 and 2014, the Company's financial instruments consisted principally of cash and cash equivalents, which do not require recurring re-measurement at fair value.

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

JANUARY 31, 2015

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss per Share

Basic earnings per share ("EPS") is computed as net loss available to common shareholders after dividends to preferred shareholders, divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible debt and securities. There are no such common stock equivalents outstanding as of January 31, 2015 and 2014. In years in which a loss is incurred the effect of potential issuance of shares under options, warrants and convertible debt would be anti-dilutive and therefore basic and diluted loss per share are the same.

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

3.

GOING CONCERN

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception and does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds.

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

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

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

The mining lease and option to purchase agreement dated July 31, 2014, included mineral rights to three additional lode claims, subject to a 1.75% net smelter royalty on a year-to-year basis from SJE Mining LLC. This lease was for an initial term of 10 years and included royalty payments at the inception and at each anniversary of the agreement. One January 31, 2015, SJE Mining LLC and Steve Jones transferred the ownership of these three claims to the Company by quit claim for $10 consideration plus registration fees.

WALKER LANE EXPLORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2015

4.

MINERAL RIGHTS (CONTINUED)

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

The mining lease and option to purchase agreement dated July 31, 2014, included mineral rights to one additional lode claim, subject to a 1.75% net smelter royalty on a year-to-year basis from SJE Mining LLC. This lease was for an initial term of 10 years and included royalty payments at the inception and at each anniversary of the agreement. On January 31, 2015, SJE Mining LLC and Steve Jones transferred the ownership of these three claims to the Company by quit claim for $10 consideration plus registration fees.

Both the Pyramid and West Trinity claims purchased at July 31, 2014, were valued at the carrying cost of the seller by issuing Common shares, including the assumption of $150,000 of the seller's debt.

Paradise Peak:

On September 3, 2014, the Company located 9 claims in the Paradise Peak Mining District, Nye County, Nevada on BLM-controlled land. On October, 25, 2014, the Company located an additional 4 claims in this district. Total cost for the 9 claims was $2,250.

The Company controls 43 claims totaling 860 acres subject to annual claims fees of $155.50 per 20-acre claim for BLM fees and $10.50 per 20 acre claim for county fees.

Owned
Property
West Trinity Claims	24
Pyramid Claims	10
Paradise Claims	13
Total Claims	43

5.

ASSET ACQUISITION AND CHANGE IN CONTROL

On July 31, 2014, we issued 8,000,000 (200,000,000 pre-split) shares of common stock to accomplish a change in control of the Company. Simultaneously, we entered into an Asset Purchase Agreement with SJE Mining LLC ("SJE") to acquire certain mineral rights from SJE. The following assets and liabilities were transferred to the Company at book value, which resulted in a deemed dividend of $78,107:

Description	2014
Mineral rights	$6,981
Prepaid expenses	31,500
Accounts receivable	45,000
Notes payable	(150,000)
Accrued interest	(11,588)
Deemed dividend charged against retained earnings	78,107
Total	$—

WALKER LANE EXPLORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2015

6.

NOTES PAYABLE

On December 13, 2012, the Company issued a promissory note for $100,000 to an unrelated party. The note bears interest at 10%, and is unsecured. Principal and interest were due at maturity on December 31, 2014. On July 30, 2014, the note principal plus accrued interest of $16,301 was converted into 232,602 Series B Preferred Shares.

On February 28, 2013, the Company issued a promissory note for $10,000 to an unrelated party. The note bears interest at 10%, and is unsecured. Principal and interest were due at maturity on December 31, 2014. On July 30, 2014, the note principal plus accrued interest of $1,419 was converted into 22,838 Series B Preferred Shares.

On July 31, 2014, a note payable in the amount of $50,000 was assumed under an asset purchase agreement. The note bears interest at 40% and originally matured on October 1, 2014, which was extended to March 1, 2015 and again to May 1, 2015. The assignment of each note calls for the issuance of 3,500 shares of common stock upon satisfaction of all the conditions of the note payable. This note was deemed to include a debt discount valued at $4,375 for the shares to be issued, based on the market value of the stock on July 31, 2014. The discount is being amortized over the term of the loan. Amortization expense of $4,375 was recorded for the six months ended January 31, 2015, fully amortizing the discount recorded at the date of assumption. Accrued interest of $14,821 is owed on this note at January 31, 2015.

On October 24, 2014, the Company borrowed $10,000 under a convertible note. The note bears interest at 25% and had an original maturity date of February 28, 2015, later extended to May 1, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $10,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $7,869 was recorded for the six months ended January 31, 2015, and $2,131 of debt discount remains to be amortized over future periods. Accrued interest of $630 is owed on this note at January 31, 2015.

On November 8, 2014, the Company borrowed $10,000 under a convertible note. The note bears interest at 25% and had an original maturity date of February 28, 2015, later extended to May 1, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $10,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $7,500 was recorded for the six months ended January 31, 2015, and $2,500 of debt discount remains to be amortized over future periods. Accrued interest of $592 is owed on this note at January 31, 2015.

On January 15, 2015, the Company borrowed $10,000 under a convertible note. The note bears interest at 25% and has a maturity date of June 17, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $10,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $1,046 was recorded for the six months ended January 31, 2015, and $8,954 of debt discount remains to be amortized over future periods. Accrued interest of $110 is owed on this note at January 31, 2015.

On January 20, 2015, the Company borrowed $10,000 under a convertible note. The note bears interest at 25% and has a maturity date of June 17, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $10,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $743 was recorded for the six months ended January 31, 2015, and $9,257 of debt discount remains to be amortized over future periods. Accrued interest of $82 is owed on this note at January 31, 2015.

At January 31, 2015, the Company had total notes payable of $90,000 with unamortized discounts of $22,842, for a net amount of $67,158 and associated interest accrual of $15,759.

WALKER LANE EXPLORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2015

7.

NOTES PAYABLE – RELATED PARTIES

On July 31, 2014, two notes payable in the amount of $50,000 each were assumed under an asset purchase agreement. One note bears interest at 10% and originally matured on December 1, 2014, which was extended to May 1, 2015. The second note bears interest at 40% and also originally matured on December 1, 2014, which was extended to May 1, 2015. The assignment of each note calls for the issuance of 3,500 shares of common stock upon satisfaction of all the conditions of the note payable. These notes were deemed to include a debt discount valued at $4,375 for the shares to be issued, based on the market value of the stock on July 31, 2014, for a total debt discount of $8,750 on the two notes. The discount is being amortized over the term of the loans. Amortization expense of $8,750 was recorded for the six months ended January 31, 2015. Accrued interest of $19,285 is owed on the two notes at January 31, 2015.

On August 27, 2014, the Company borrowed $4,500 under convertible note from an entity controlled by a director of the Company. The note bears interest at 25% with a maturity date of February 28, 2015, later extended to May 1, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $4,500 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $3,835 was recorded for the six months ended January 31, 2015, and $665 of debt discount remains to be amortized over future periods. Accrued interest of $487 is owed on this note at January 31, 2015.

On September 22, 2014, the Company borrowed $10,000 under convertible note from a director of the Company. The note bears interest at 25% with a maturity date of February 28, 2015, later extended to May 1, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $10,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $8,286 was recorded for the six months ended January 31, 2015, and $1,714 of debt discount remains to be amortized over future periods. Accrued interest of $904 is owed on this note at January 31, 2015.

On September 30, 2014, the Company borrowed $5,000 under convertible note from a director of the Company. The note bears interest at 25% with a maturity date of February 28, 2015, later extended to May 1, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $5,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $4,099 was recorded for the six months ended January 31, 2015, and $901 of debt discount remains to be amortized over future periods. Accrued interest of $424 is owed on this note at January 31, 2015.

On October 1, 2014, the Company borrowed $10,000 under convertible note from a director of the Company. The note bears interest at 10% with a maturity date of February 28, 2015, later extended to May 1, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $10,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $8,186 was recorded for the six months ended January 31, 2015, and $1,814 of debt discount remains to be amortized over future periods. Accrued interest of $842 is owed on this note at January 31, 2015.

On December 19, 2014, the Company borrowed $10,000 under convertible note from a director of the Company. The note bears interest at 25% with a maturity date of June 17, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $10,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $2,389 was recorded for the six months ended January 31, 2015, and $7,611 of debt discount remains to be amortized over future periods. Accrued interest of $301 is owed on this note at January 31, 2015.

WALKER LANE EXPLORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2015

7.

NOTES PAYABLE – RELATED PARTIES (CONTINUED)

On December 30, 2014, the Company borrowed $4,800 under convertible note from an entity controlled by a director of the Company. The note bears interest at 25% with a maturity date of June 17, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $4,800 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $909 was recorded for the six months ended January 31, 2015, and $3,891 of debt discount remains to be amortized over future periods. Accrued interest of $108 is owed on this note at January 31, 2015.

On January 6, 2013, the Company borrowed $5,200 under convertible note from an entity controlled by a director of the Company. The note bears interest at 25% with a maturity date of June 17, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $5,200 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $802 was recorded for the six months ended January 31, 2015, and $4,398 of debt discount remains to be amortized over future periods. Accrued interest of $89 is owed on this note at January 31, 2015.

On January 8, 2015, the Company borrowed $5,000 under convertible note from a director of the Company. The note bears interest at 25% with a maturity date of June 17, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $5,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $719 was recorded for the six months ended January 31, 2015, and $4,281 of debt discount remains to be amortized over future periods. Accrued interest of $82 is owed on this note at January 31, 2015.

At January 31, 2015, the Company had total related party notes payable of $154,500 with unamortized discounts of $25,274, for a net amount of $129,226 and associated interest accrual of $22,522.

8.

CAPITAL STOCK

Common Shares:

The Company has 400,000,000 shares of common stock authorized.

On July 31, 2014, the Company issued 8,000,000 (200,000,000 pre-split) shares of common stock to accomplish a change in control of the Company. Simultaneously, we entered into an Asset Purchase Agreement as described in Note 3. The share issuance is subject to a lock-up agreement dated August 8, 2014, which restricts the shareholders from trading, transferring, selling, or otherwise conveying the 8,000,000 shares for a period of two years.

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

On January 31, 2015 the Company issued 20,000 shares of common stock with a par value of $0.001 per share to a director of the Company. The shares were valued at $1.50 per share, the trading price of the shares at November 4, 2104, the date of grant. A total of $30,000 was recognized as Director fees expense for the six months ended January 31, 2015.

On January 31, 2015 the Company issued 30,000 shares of common stock with a par value of $0.001 per share to directors of the Company. The shares were valued at $1.75 per share, the trading price of the shares at December 8, 2104, the date of grant. A total of $52,500 was recognized as Director fees expense for the six months ended January 31, 2015.

WALKER LANE EXPLORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2015

8.

CAPITAL STOCK (CONTINUED)

On January 31, 2015 the Company issued 19,200 shares of common stock with a par value of $0.001 per share to a third party service provider. The shares were valued at $1.75 per share, the trading price of the December 4, 2014, the date of grant. The value of $33,600 was recorded as a prepaid expense, against which a portion of the service costs are applied. As of January 31, 2015, $28,825 has been recognized as Professional fees, and $4,775 remains to be applied to services performed in future periods.

On January 31, 2015 the Company issued 20,833 shares of common stock with a par value of $0.001 per share as compensation to third party service provider to acquire a fixed asset. The shares were valued at $0.75 per share, the trading price of the September 15, 2014 agreement, the date of grant. The value of $15,625 was recorded as an addition to fixed assets.

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

On July 30, 2014, the Company authorized a series of Class B Preferred Stock, consisting of 1,000,000 shares. Each series B preferred share entitles the holder to 100 votes per share on any matters brought to a vote of the shareholders. Series B preferred shares have no economic interest in the Company, or any preferential liquidation rights.  On September 29, 2014 the B preferred shareholders consented to reduce the votes per share to 10 from 100.

On July 30, 2014, the Company issued 255,400 Series B preferred shares to two noteholders to convert $127,020 of note principal and accrued interest. The Company has the right to buy back the preferred B shares for a period of 120 days at a per share price of $0.597. On December 16, 2014 the Company entered into an agreement to extend the preferred B shares buyback period to March 1, 2015.

9.

COMMITMENTS AND CONTINGENCIES

The Company has 860 acres included in owned and leased mining claims, and is subject to annual claims fees on owned mineral claims and claims rental fees on rented mineral claims in order to maintain its mineral rights. Following are the annual claims and labor requirements for 2014 and 2015.

Due within 12 months of:	January 31, 2015	January 31, 2014
Claims rental	$—	$30,000
Claims fees	5,627	7,117
Yearly Totals	$5,627	$37,117

On January 31, 2015, SJE Mining LLC and Steve Jones transferred the ownership of the leased claims to the Company by quit claim, which removed the claims rental requirement.

10.

SUBSEQUENT EVENTS

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

Company Overview and Plan of Operations

Walker Lane Exploration, Inc. (the Company, 'we', 'us' or similar) was incorporated in the State of Nevada on March 2, 2007. On September 23, 2014, the Company changed its name to Walker Lane Exploration and continues to trade on the Financial Industry Regulatory Authority's ("FINRA") OTC market in the United States. The Company's ticker symbol changed from GSPN to WKLN. There was no change in control as a result of this name change. The Company is engaged in the principal business activity of acquiring and exploring mineral properties.

We currently control three exploration properties:

Pyramid:

On July 31, 2014, the Company acquired the mineral rights to seven 20-acre lode claims in Washoe County, NV owned by SJE Mining LLC, a company controlled by Steve Jones, an officer and director and Eric Stevenson, an officer of the Company. The purchase price was satisfied with Common Shares valued at the seller's carrying cost of the mineral rights. All rights and obligations of the seller were transferred to the Company concurrent with the purchase and sale of mineral rights.

The mining lease and option to purchase agreement dated July 31, 2014, included mineral rights to three additional lode claims, subject to a 1.75% net smelter royalty on a year-to-year basis from SJE Mining LLC. This lease was for an initial term of 10 years and included royalty payments at the inception and at each anniversary of the agreement. On January 31, 2015, SJE Mining LLC and Steve Jones transferred the ownership of these three claims to the Company by quit claim for $10 consideration, plus registration fees.

West Trinity:

On July 31, 2014, the Company acquired the mineral rights to twenty-three 20-acre lode claims in Churchill County, NV owned by SJE Mining LLC, a company owned by Steve Jones, an officer and director and Eric Stevenson an officer of the Company. The purchase price was satisfied with Common Shares valued at the seller's carrying cost of the mineral rights. All rights and obligations of the seller were transferred to the Company concurrent with the purchase and sale of mineral rights.

The mining lease and option to purchase agreement dated July 31, 2014, included mineral rights to one additional lode claim, subject to a 1.75% net smelter royalty on a year-to-year basis from SJE Mining LLC. This lease was for an initial term of 10 years and included royalty payments at the inception and at each anniversary of the agreement. On January 31, 2015, SJE Mining LLC and Steve Jones transferred the ownership of these three claims to the Company by quit claim for $10 consideration, plus registration fees.

The Pyramid and West Trinity claims purchased at July 31, 2014, were valued at the carrying cost of the seller by issuing Common shares, including the assumption of $150,000 of the seller's debt.  The West Trinity and Pyramid properties have been pledged as collateral for $150,000 of the Company’s debt which is due May 1, 2015.  Unless we secure sufficient financing, it is unlikely that we will be able to satisfy this obligation in which case we could forfeit all rights to the property.

Paradise Peak:

On September 3, 2014, the Company located 9 claims in the Paradise Peak Mining District, Nye County, Nevada on BLM-controlled land. On October, 25, 2014, the Company located an additional 4 claims in this district. Total cost for the 9 claims was $2,250.

The Company controls 43 claims in total as of January 31, 2015 totaling 860 acres subject to annual claims fees of $155.50 per 20-acre claim for BLM and $10.50 per 20-acre claim in county fees.

Exploration Plans for Fiscal 2015

We will require a significant capital infusion in fiscal 2015, to commence our exploration activities. The following program assumes that we secure $700,000 in financing by April 15, 2015 at terms acceptable to us. As of the date of this report, we have no commitment for financing.

We expect to spend substantial amounts in connection with exploration of our mining properties. We anticipate that our expenses for fiscal 2015 will total approximately $202,170, exclusive of any salary payable to our officers or directors.

During fiscal 2015, we plan to map and geochemically sample the Pyramid, West Trinity, and Paradise Properties. This work will require at least two weeks of field activities on each property. Additionally, we anticipate staking claims, mapping and sampling at least one additional property in the Walker Lane Region, which will require approximately one month's work. The cost for the surface sampling, mapping, and claim staking is projected to be approximately $17,450.

In the future, we anticipate a phased exploration plan. Phase I drilling would be conducted on the Pyramid, West Trinity, Paradise, and one as yet undetermined property, contingent upon positive results of the prerequisite surface sampling. Costs of a Phase I drilling program of approximately 6,000 feet of reverse circulation drilling, the associated assaying of drill samples, and drill permitting is expected to be approximately $173,600.

Claim rental fees will be due and payable prior to September 2015 and this will amount to $11,120, which includes the annual BLM and County fees for those claims and filing initial claim fees with the BLM and County based on the addition of two additional properties within the Walker Lane Region.

Results of Operations for the six months ended January 31, 2015 and January 31, 2014

We earned no revenues during the fiscal six month period ended January 31, 2015. We do not anticipate generating any revenues until such time as we determine that there are proven reserves or resources on the mineral claims. Identify proven reserves or resources will require a significant capital infusion to conduct mapping, samplings and drilling on these properties. Drilling and testing will require significant capital expenditures. We have no commitment for additional funding. If we secure the required funding, there can be no assurance that we will identify proven reserves. Further, even if we generate revenues, there can be no assurance that the revenues will be sufficient to meet our operating expenses.

During the six month period ended January 31, 2015, our operating expenses increased to $446,736 compared with $20,415 for the six month period ending January 31, 2014. The increase was a result of expenses related to the increased business activities subsequent to the acquisition of exploration properties at July 31, 2014. Director fees increased to $82,500 as a result of issuing 50,000 shares of common stock to members of our board of directors, while no such issuance occurred in the six months ended January 31, 2014. Management fees increased to $173,900 for compensation accrued for services by members of management. No such management expenses occurred in the period ended January 31, 2014. Professional fees increased to $164,425 from $20,275 and General and administrative expenses increased to $25,911 from $140 for the six month periods ended January 31, 2015 and 2014, respectively. Additionally, interest expenses increased to $86,202 from $5,500 as a result of increased borrowing for the comparable January 31 six month periods.

We incurred a net loss of $532,938, or a loss of $0.05 per share, as compared to a net loss of $25,915, or $nil per share, for the six month periods ended January 31, 2015 and 2014, respectively.

Liquidity and Capital Resources:

At January 31, 2015, we had cash of $4,175 as compared to $44 at July 31, 2014. Prepaid expenses at January 31, 2015 totaled $10,254. Current assets were $14,429 at January 31, 2015 as compared to $73,841 at January 31, 2014.

Current liabilities totaled $512,686 and $238,561 at January 31, 2015 and July 31, 2014, respectively. At January 31, 2015, our current liabilities consist of $67,523 in accounts payable, $15,759 in accrued expenses, $193,032 in accrued expenses to related parties, $39,988 in shareholder loans, $129,226 in notes payable to related parties, net of discounts plus an additional $67,158 in notes payable, net of discounts. At July 31, 2014, our current liabilities consisted of $48,402 in accounts payable, $4,767 in accrued expenses, $8,529 in accrued expenses to related parties, $39,988 in shareholder loans, $91,250 in notes payable to related parties, net of discounts, and $45,625 in notes payable, net of discounts.

We have a working capital deficit of $498,257 and $164,720 as of January 31, 2015 and July 31, 2014, respectively. We had a Shareholders' deficit of $464,452 at January 31, 2015, as compared to $157,739 at January 31, 2014. We have an accumulated deficit at January 31, 2015 of $2,413,804.

During the January 31, 2015 six month period, we had cash used by operating activities of $78,045, cash used in investing activities of $2,324, and cash provided by financing activities of $84,500, compared to cash used of $439 in operating activities and cash provided of $300 by financing activities in the January 31, 2014 six month period.

We will continue to monitor our expenses and take actions as may be required to manage our cash outflow from operations. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception and does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds.

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

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Off Balance Sheet Arrangements

As of January 31, 2015, there were no off balance sheet arrangements.

Subsequent Events

None

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

Changes in internal controls over financial reporting

During the period covered by this Quarterly Report on Form 10-Q, we have made the following changes in our internal controls over financial reporting during the three month period ended January 31, 2015:

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six month period ended January 31, 2015, there were no sales of unregistered securities for the Company.

Reverse Split:

On September 23, 2014, the Company executed a 25:1 reverse split of its issued and outstanding Common Shares.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Our exploration properties are, or may become, subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the six month period ended January 31, 2015, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Walker Lane Exploration, Inc.

March 16, 2015	By:	/s/ John Key
John Key
President, Chief Executive Officer and Principal Executive Officer

March 16, 2015	By:	/s/ Keith Simon
Keith Simon
Chief Financial Officer, Secretary, Treasurer, Director and Principal Financial Officer