Form 10-Q
period 2015-04-30
Walker Lane Exploration, Inc.
filed 2015-06-22
CIK 1413659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,308,049 as of June 22, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

WALKER LANE EXPLORATION, INC.

Balance Sheets

(unaudited)

	April 30,	July 31,
	2015	2014
ASSETS

Current Assets
Cash and cash equivalents	$181	$44
Account receivable	—	45,000
Prepaid royalties	5,000	5,000
Prepaid expenses	875	23,797
Total Current Assets	6,056	73,841

Fixed Assets
Website, net of $2,562 accumulated depreciation	23,063	—
Total Fixed Assets	23,063	—

Other Assets
Mineral rights	9,305	6,981

TOTAL ASSETS	$38,424	$80,822

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$68,219	$48,402
Accrued liabilities – related parties	322,790	1,708
Accrued interest payable	24,226	4,767
Accrued interest payable – related parties	31,030	6,821
Notes payable – net of debt discount of $11,795 and $4,375, respectively	88,205	45,625
Notes payable – related parties, net of debt discount of $7,070 and $8,750, respectively	147,430	91,250
Shareholder loans	40,467	39,988
Total Liabilities	722,367	238,561

STOCKHOLDERS' DEFICIT
Preferred stock - $.001 par value, 10,000,000 shares authorized; 255,440 Series B shares issued and outstanding	$255	$255
Common stock - $0.001 par value; 400,000,000 shares authorized; 11,308,049 and 11,217,985 shares issued and outstanding, respectively	11,308	11,218
Additional paid-in capital	1,947,789	1,711,654
Accumulated deficit	(2,643,295)	(1,880,866)
Total Stockholders' Deficit	(683,943)	(157,739)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$38,424	$80,822

The accompanying notes are an integral part of these financial statements.

WALKER LANE EXPLORATION, INC.

Statements of Operations

(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Director fees	6,000	—	88,500	—
Management fees	143,500	—	317,400	—
Professional fees	16,593	3,696	181,018	23,971
General and administrative	7,172	481	33,082	621
TOTAL OPERATING EXPENSES	173,265	4,177	620,000	24,592

LOSS FROM OPERATIONS	(173,265)	(4,177)	(620,000)	(24,592)

OTHER INCOME (EXPENSE)
Interest expense	(29,513)	(2,750)	(62,039)	(8,250)
Interest expense – related parties	(26,713)	—	(80,390)	—
TOTAL OTHER INCOME (EXPENSE)	(56,226)	(2,750)	(142,429)	(8,250)

LOSS BEFORE PROVISION FOR INCOME TAX	(229,491)	(6,927)	(762,429)	(32,842)

PROVISION FOR INCOME TAX	—	—	—	—

NET LOSS	$(229,491)	$(6,927)	$(762,429)	$(32,842)

LOSS PER SHARE: basic and diluted	$(0.02)	$(0.00)	$(0.07)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: basic and diluted	11,308,049	3,217,985	11,263,033	3,217,985

The accompanying notes are an integral part of these financial statements.

WALKER LANE EXPLORATION, INC.

Statements of Cash Flows

(unaudited)

	Nine months Ended April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(762,429)	$(32,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,562	—
Amortization of discount on notes payable	98,760	—
Common stock issued for operating expenses	28,825	—
Common stock issued for directors fees	82,500	—

Changes in operating assets and liabilities:
Accounts receivable	45,000	—
Prepaid royalties and expenses	27,697	—
Accounts payable	19,817	4,531
Accrued expenses	364,750	8,251
Cash flows used in operating activities	(92,518)	(20,060)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of mineral rights	(2,324)	—
Cash flows used in investing activities	(2,324)	—

CASH FLOWS FROM FINANCING ACTIVIES
Proceeds from notes payable	40,000	—
Proceeds from notes payable – related parties	54,500	—
Shareholder loans, net	479	19,925
Cash flows provided by financing activities	94,979	19,925

Net increase (decrease) in cash and cash equivalents	137	(135)

Cash and cash equivalents – beginning of period	44	142

Cash and cash equivalents – end of period	$181	$7

Non-cash investing and financing activities:
Debt discount from convertible debt	$104,500	$—
Common stock issued for prepaid expenses	33,600	—
Additions to fixed assets through issuance of debt	10,000	—
Additions to fixed assets through issuance of common stock	15,625	—

The accompanying notes are an integral part of these financial statements.

WALKER LANE EXPLORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2015

1.

BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine month period ended April 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2015.

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

Fair Value and Financial Instruments

On April 30, 2015 and 2014, the Company's financial instruments consisted principally of cash and cash equivalents, which do not require recurring re-measurement at fair value.

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

Net Loss per Share

Basic earnings per share ("EPS") is computed as net loss available to common shareholders after dividends to preferred shareholders, divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible debt and securities. There are no such common stock equivalents outstanding as of April 30, 2015 and 2014. In years in which a loss is incurred the effect of potential issuance of shares under options, warrants and convertible debt would be anti-dilutive and therefore basic and diluted loss per share are the same.

WALKER LANE EXPLORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2015

2.

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

WALKER LANE EXPLORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2015

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

5.

ASSET ACQUISITION AND CHANGE IN CONTROL

On July 31, 2014, the Company issued 8,000,000 (200,000,000 pre-split) shares of common stock to accomplish a change in control of the Company. Simultaneously, the Company entered into an Asset Purchase Agreement with SJE Mining LLC ("SJE") to acquire certain mineral rights from SJE. The following assets and liabilities were transferred to the Company at book value, which resulted in a deemed dividend of $78,107:

Description	2014
Mineral rights	$6,981
Prepaid expenses	31,500
Accounts receivable	45,000
Notes payable	(150,000)
Accrued interest	(11,588)
Deemed dividend charged against retained earnings	78,107
Total	$—

WALKER LANE EXPLORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2015

6.

NOTES PAYABLE

On July 31, 2014, a note payable in the amount of $50,000 was assumed under an asset purchase agreement. The note bears interest at 40% and originally matured on October 1, 2014, which was extended to March 1, 2015, then to May 1, 2015 and again to July 31, 2015. The assignment of each note calls for the issuance of 3,500 shares of common stock upon satisfaction of all the conditions of the note payable. This note was deemed to include a debt discount valued at $4,375 for the shares to be issued, based on the market value of the stock on July 31, 2014. The discount is being amortized over the term of the loan. Amortization expense of $4,375 was recorded for the nine months ended April 30, 2015, fully amortizing the discount recorded at the date of assumption. Accrued interest of $19,781 is owed on this note at April 30, 2015.

On October 24, 2014, the Company borrowed $10,000 under a convertible note. The note bears interest at 25% and had an original maturity date of February 28, 2015, later extended to May 1, 2015 and again to July 31, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $10,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $10,000 was recorded for the nine months ended April 30, 2015, fully amortizing the discount recorded at the date of assumption. Accrued interest of $1,288 is owed on this note at April 30, 2015.

On November 8, 2014, the Company borrowed $10,000 under a convertible note. The note bears interest at 25% and had an original maturity date of February 28, 2015, later extended to May 1, 2015 and again to July 31, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $10,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $10,000 was recorded for the nine months ended April 30, 2015, fully amortizing the discount recorded at the date of assumption. Accrued interest of $1,185 is owed on this note at April 30, 2015.

On January 15, 2015, the Company borrowed $10,000 under a convertible note. The note bears interest at 25% and had a maturity date of June 17, 2015, which was extended to July 31, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $10,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $6,863 was recorded for the nine months ended April 30, 2015, and $3,137 of debt discount remains to be amortized over future periods. Accrued interest of $719 is owed on this note at April 30, 2015.

On January 20, 2015, the Company borrowed $10,000 under a convertible note. The note bears interest at 25% and had a maturity date of June 17, 2015, which was extended to July 31, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $10,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $6,757 was recorded for the nine months ended April 30, 2015, and $3,243 of debt discount remains to be amortized over future periods. Accrued interest of $685 is owed on this note at April 30, 2015.

On February 6, 2015, the Company borrowed $10,000 under a convertible note. The note bears interest at 25% and has a maturity date of August 6, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $10,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $4,586 was recorded for the nine months ended April 30, 2015, and $5,414 of debt discount remains to be amortized over future periods. Accrued interest of $568 is owed on this note at April 30, 2015.

At April 30, 2015, the Company had total notes payable of $100,000 with unamortized discounts of $11,794, for a net amount of $88,206 and associated interest accrual of $24,226.

WALKER LANE EXPLORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2015

7.

NOTES PAYABLE – RELATED PARTIES

On July 31, 2014, two notes payable in the amount of $50,000 each were assumed under an asset purchase agreement. One note bears interest at 10% and originally matured on December 1, 2014, which was extended to May 1, 2015. The second note bears interest at 40% and also originally matured on December 1, 2014, which was extended to May 1, 2015 and again to July 31, 2015. The assignment of each note calls for the issuance of 3,500 shares of common stock upon satisfaction of all the conditions of the note payable. These notes were deemed to include a debt discount valued at $4,375 for the shares to be issued, based on the market value of the stock on July 31, 2014, for a total debt discount of $8,750 on the two notes. The discount is being amortized over the term of the loans. Amortization expense of $8,750 was recorded for the nine months ended April 30, 2015. Accrued interest of $25,370 is owed on the two notes at April 30, 2015.

On August 27, 2014, the Company borrowed $4,500 under convertible note from an entity controlled by a director of the Company. The note bears interest at 25% with a maturity date of February 28, 2015, later extended to May 1, 2015 and again to July 31, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $4,500 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $4,500 was recorded for the nine months ended April 30, 2015, fully amortizing the discount recorded at the date of assumption. Accrued interest of $758 is owed on this note at April 30, 2015.

On September 22, 2014, the Company borrowed $10,000 under convertible note from a director of the Company. The note bears interest at 25% with a maturity date of February 28, 2015, later extended to May 1, 2015 and again to July 31, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $10,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $10,000 was recorded for the nine months ended April 30, 2015, fully amortizing the discount recorded at the date of assumption. Accrued interest of $1,507 is owed on this note at April 30, 2015.

On September 30, 2014, the Company borrowed $5,000 under convertible note from a director of the Company. The note bears interest at 25% with a maturity date of February 28, 2015, later extended to May 1, 2015 and again to July 31, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $5,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $5,000 was recorded for the nine months ended April 30, 2015, fully amortizing the discount recorded at the date of assumption. Accrued interest of $726 is owed on this note at April 30, 2015.

On October 1, 2014, the Company borrowed $10,000 under convertible note from a director of the Company. The note bears interest at 10% with a maturity date of February 28, 2015, later extended to May 1, 2015 and again to July 31, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $10,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $10,000 was recorded for the nine months ended April 30, 2015, fully amortizing the discount recorded at the date of assumption. Accrued interest of $578 is owed on this note at April 30, 2015.

On December 19, 2014, the Company borrowed $10,000 under convertible note from a director of the Company. The note bears interest at 25% with a maturity date of June 17, 2015, which was extended to July 31, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $10,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $7,333 was recorded for the nine months ended April 30, 2015, and $2,667 of debt discount remains to be amortized over future periods. Accrued interest of $904 is owed on this note at April 30, 2015.

WALKER LANE EXPLORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2015

7.

NOTES PAYABLE – RELATED PARTIES (CONTINUED)

On December 30, 2014, the Company borrowed $4,800 under convertible note from an entity controlled by a director of the Company. The note bears interest at 25% with a maturity date of June 17, 2015, which was extended to July 31, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $4,800 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $3,437 was recorded for the nine months ended April 30, 2015, and $1,363 of debt discount remains to be amortized over future periods. Accrued interest of $398 is owed on this note at April 30, 2015.

On January 6, 2013, the Company borrowed $5,200 under convertible note from an entity controlled by a director of the Company. The note bears interest at 25% with a maturity date of June 17, 2015, which was extended to July 31, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $5,200 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $3,659 was recorded for the nine months ended April 30, 2015, and $1,541 of debt discount remains to be amortized over future periods. Accrued interest of $406 is owed on this note at April 30, 2015.

On January 8, 2015, the Company borrowed $5,000 under convertible note from a director of the Company. The note bears interest at 25% with a maturity date of June 17, 2015, which was extended to July 31, 2015. The note contains a conversion feature allowing the conversion of principal and accrued interest into common shares at $0.37 per share. Since the conversion price was below the market price of the stock on the date of issue, a debt discount in the amount of $5,000 was recorded. The discount is being amortized over the term of the loan. Amortization expense of $3,500 was recorded for the nine months ended April 30, 2015, and $1,500 of debt discount remains to be amortized over future periods. Accrued interest of $383 is owed on this note at April 30, 2015.

At April 30, 2015, the Company had total related party notes payable of $154,500 with unamortized discounts of $7,070, for a net amount of $147,430 and associated interest accrual of $31,030.

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

On January 31, 2015 the Company issued 20,000 shares of common stock with a par value of $0.001 per share to a director of the Company. The shares were valued at $1.50 per share, the trading price of the shares at November 4, 2104, the date of grant. In relation to this issue, a total of $30,000 was recognized as Director fees expense for the nine months ended April 30, 2015.

On January 31, 2015 the Company issued 30,000 shares of common stock with a par value of $0.001 per share to directors of the Company. The shares were valued at $1.75 per share, the trading price of the shares at December 8, 2104, the date of grant. In relation to this issue, a total of $52,500 was recognized as Director fees expense for the nine months ended April 30, 2015.

WALKER LANE EXPLORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2015

8.

CAPITAL STOCK (CONTINUED)

On January 31, 2015 the Company issued 19,200 shares of common stock with a par value of $0.001 per share to a third party service provider. The shares were valued at $1.75 per share, the trading price of the December 4, 2014, the date of grant. The value of $33,600 was recorded as a prepaid expense, against which a portion of the service costs are applied. As of April 30, 2015, $32,725 has been recognized as Professional fees, and $875 remains to be applied to services performed in future periods.

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

On July 30, 2014, the Company issued 255,400 Series B preferred shares to two noteholders to convert $127,020 of note principal and accrued interest. The Company had the right to buy back the preferred B shares for a period of 120 days at a per share price of $0.597. On December 16, 2014 the Company entered into an agreement to extend the preferred B shares buyback period to March 1, 2015. As of April 30, 2015, the contractual buyback period has expired and any future buyback would be by mutual agreement between the Company and the holders.

9.

COMMITMENTS AND CONTINGENCIES

The Company has 860 acres included in owned and leased mining claims, and is subject to annual claims fees on owned mineral claims and claims rental fees on rented mineral claims in order to maintain its mineral rights. Following are the annual claims and labor requirements for 2014 and 2015.

Due within 12 months of:	April 30, 2015	April 30, 2014
Claims rental	$0	$30,000
Claims fees	7,138	7,117
Yearly Totals	$7,138	$37,117

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

The Pyramid and West Trinity claims purchased at July 31, 2014, were valued at the carrying cost of the seller by issuing Common shares, including the assumption of $150,000 of the seller's debt.  The West Trinity and Pyramid properties have been pledged as collateral for $150,000 of the Company’s debt, the due date of which was extended from May 1, 2015 to July 31, 2015.  Unless we secure sufficient financing, it is unlikely that we will be able to satisfy this obligation in which case we could forfeit all rights to the property.

Paradise Peak:

On September 3, 2014, the Company located 9 claims in the Paradise Peak Mining District, Nye County, Nevada on BLM-controlled land. On October, 25, 2014, the Company located an additional 4 claims in this district. Total cost for the 9 claims was $2,250.

The Company controls 43 claims in total as of April 30, 2015 totaling 860 acres subject to annual claims fees of $155.50 per 20-acre claim for BLM and $10.50 per 20-acre claim in county fees.

Exploration Plans for Fiscal 2015

We will require a significant capital infusion in fiscal 2015, to commence any exploration activities. Prior to commencing the following program, we would need to secure $700,000 in financing at terms acceptable to us. As of the date of this report, we have no commitment for financing.

Upon successful completion of a financing sufficient for an exploration program, we expect to spend substantial amounts in connection with exploration of our mining properties. We anticipate that our expenses for our initial preparatory phase of exploration will total approximately $202,170, exclusive of any salary payable to our officers or directors.

During the initial preparatory phase of exploration, we plan to map and geochemically sample the Pyramid, West Trinity, and Paradise Properties. This work will require at least two weeks of field activities on each property. Additionally, we anticipate staking claims, mapping and sampling at least one additional property in the Walker Lane Region, which will require approximately one month's work. The cost for the surface sampling, mapping, and claim staking is projected to be approximately $17,450.

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

Results of Operations for the three and nine month periods ended April 30, 2015 and April 30, 2014

We earned no revenues during the fiscal nine month period ended April 30, 2015. We do not anticipate generating any revenues until such time as we determine that there are proven reserves or resources on the mineral claims. Identifying proven reserves or resources will require a significant capital infusion to conduct mapping, samplings and drilling on these properties. Drilling and testing will require significant capital expenditures. We have no commitment for additional funding. If we secure the required funding, there can be no assurance that we will identify proven reserves. Further, even if we generate revenues, there can be no assurance that the revenues will be sufficient to meet our operating expenses.

During the three month period ended April 30, 2015, our operating expenses increased to $173,265 compared with $4,177 for the three month period ending April 30, 2014. The increase was a result of expenses related to the increased business activities subsequent to the acquisition of exploration properties at July 31, 2014. Director fees increased to $6,000 as a result of accruing directors fees liability, while no such accrual occurred in the three months ended April 30, 2014. Management fees increased to $143,500 for compensation accrued for services by members of management. No such management expenses occurred in the period ended April 30, 2014. Professional fees increased to $16,593 from $3,696 and General and administrative expenses increased to $7,172 from $481 for the three month periods ended April 30, 2015 and 2014, respectively. Additionally, interest expenses increased to $56,226 from $2,750 as a result of increased borrowing for the comparable April 30 three month periods.

We incurred a net loss of $229,491, or a loss of $0.02 per share, as compared to a net loss of $6,927, or $nil per share, for the three month periods ended April 30, 2015 and 2014, respectively.

During the nine month period ended April 30, 2015, our operating expenses increased to $620,000 compared with $24,592 for the nine month period ending April 30, 2014. The increase was a result of expenses related to the increased business activities subsequent to the acquisition of exploration properties at July 31, 2014. Director fees increased to $88,500 as a result of accruing directors fees liability and issuing 50,000 shares of common stock to members of our board of directors, while no such accrual or issuance occurred in the nine months ended April 30, 2014. Management fees increased to $317,400 for compensation accrued for services by members of management. No such management expenses occurred in the period ended April 30, 2014. Professional fees increased to $181,018 from $23,971 and General and administrative expenses increased to $33,082 from $621 for the nine month periods ended April 30, 2015 and 2014, respectively. Additionally, interest expenses increased to $142,429 from $8,250 as a result of increased borrowing for the comparable April 30 nine month periods.

We incurred a net loss of $762,429, or a loss of $0.07 per share, as compared to a net loss of $32,842, or $nil per share, for the nine month periods ended April 30, 2015 and 2014, respectively.

Liquidity and Capital Resources:

At April 30, 2015, we had cash of $181 as compared to $44 at July 31, 2014. Prepaid expenses at April 30, 2015 totaled $5,875. Current assets were $6,056 at April 30, 2015 as compared to $73,841 at April 30, 2014.

Current liabilities totaled $722,367 and $238,561 at April 30, 2015 and July 31, 2014, respectively. At April 30, 2015, our current liabilities consist of $68,219 in accounts payable, $24,226 in accrued expenses, $353,820 in accrued expenses to related parties, $40,467 in shareholder loans, $147,430 in notes payable to related parties, net of discounts plus an additional $88,205 in notes payable, net of discounts. At July 31, 2014, our current liabilities consisted of $48,402 in accounts payable, $4,767 in accrued expenses, $8,529 in accrued expenses to related parties, $39,988 in shareholder loans, $91,250 in notes payable to related parties, net of discounts, and $45,625 in notes payable, net of discounts.

We have a working capital deficit of $716,311 and $164,720 as of April 30, 2015 and July 31, 2014, respectively. We had a Shareholders' deficit of $683,943 at April 30, 2015, as compared to $157,739 at April 30, 2014. We have an accumulated deficit at April 30, 2015 of $2,643,295.

During the April 30, 2015 nine month period, we had cash used by operating activities of $92,518, cash used in investing activities of $2,324, and cash provided by financing activities of $94,979, compared to cash used of $20,060 in operating activities and cash provided of $19,925 by financing activities in the April 30, 2014 nine month period.

We will continue to monitor our expenses and take actions as may be required to manage our cash outflow from operations. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering, long term debt or otherwise.

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

Off Balance Sheet Arrangements

As of April 30, 2015, there were no off balance sheet arrangements.

Subsequent Events

Change in corporate officers:

On May 7, 2015, John Key tendered his resignation as the Company’s President and Chief Executive Officer. On May 11, 2015, Keith Simon tendered his resignation as the Company’s Chief Financial Officer, secretary, treasurer and director. There was no disagreement between Mr. Key or Mr. Simon on any matters related to the Company’s operations or financial accounting or disclosure matters.

On May 12, 2015 the Board of Directors elected Steven K. Jones to serve as the Company’s President and Chief Executive Officer.  Mr. Jones has over 32 years’ experience in the mining industry. Prior to his election as President and Chief Executive Officer, Mr. Jones served as Vice President of Exploration and a member of the board of directors of the Company.  Mr. Jones will continue to serve as Vice President of Exploration and a board member.

On May 12, 2015, the Company’s Board of Directors elected Ted Sharp to serve as the Company’s Chief Financial Officer and member of the Board of Directors.   Mr. Sharp, a certified public accountant, has over 30 years’ experience in finance positions in multiple industries, including ten years in the mining industry.

Mr. Sharp is the President of Sharp Executive Associates, Inc., a privately held accounting firm located in Nampa, Idaho, which provides CFO services to clients. Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations, and Corporate Controller for Key Technology, Inc., a publicly traded manufacturer of capital goods based in Walla Walla, Washington. From 1981 to 1989, Mr. Sharp worked in both public accounting and private industry. He holds a B.A. degree from Boise State University and is a Certified Public Accountant licensed in the states of Washington and Idaho.

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

Changes in internal controls over financial reporting

During the period covered by this Quarterly Report on Form 10-Q, we have made no changes in our internal controls over financial reporting during the three month period ended April 30, 2015.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine month period ended April 30, 2015, there were no sales of unregistered securities for the Company.

Reverse Split:

On September 23, 2014, the Company executed a 25:1 reverse split of its issued and outstanding Common Shares.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Our exploration properties are, or may become, subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the nine month period ended April 30, 2015, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Walker Lane Exploration, Inc.

June 22, 2015	By:	/s/ Steven K. Jones
Steven K. Jones
President, Chief Executive Officer and Principal Executive Officer

June 22, 2015	By:	/s/ Ted R. Sharp
Ted R. Sharp
Chief Financial Officer, Secretary, Treasurer, Director and Principal Financial Officer